Form 10-Q
period 1996-06-30
DIGITAL SOUND CORP
filed 1996-08-14
CIK 718576

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                   ________________________________________

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1996

                                      or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________  to  _____________

Commission File Number: 0-18280


                          DIGITAL SOUND  CORPORATION
           ---------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


               California                              95-3222624
           ------------------                    ---------------------
    (State or other jurisdiction of                (I.R.S.  Employer
     incorporation or organization)               Identification No.)


6307 Carpinteria Avenue, Carpinteria,  California                    93013
- --------------------------------------------------------------------------------
(Address of principal executive offices)                                Zip Code


Registrant's telephone number, including area code    (805) 566-2000
                                                      --------------------------



                                Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


          Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

          Yes       X                    No
             --------------                --------------


          The number of shares outstanding of Registrant's common stock as of July 31, 1996 was 20,093,241

                           DIGITAL SOUND CORPORATION
                           -------------------------


                               TABLE OF CONTENTS
                               -----------------



                                                          Page Number
                                                          -----------



PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Balance Sheets as of June 30, 1996                    3
          and December 31, 1995

          Statements of Operations for the                      4
          Three Months and Six Months ended
          June 30, 1996 and June 30, 1995


          Statements of Cash Flows for the                      5
          Six Months ended June 30, 1996
          and June 30, 1995


          Notes to Financial Statements                         6


  Item 2. Management's Discussion and Analysis of               7
          Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

  Item 1. Legal proceedings                                    10

  Item 4. Submission of Matters to a Vote of Security Holders  10

  Item 6. Exhibits and Reports on Form 8-K                     10

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                           DIGITAL SOUND CORPORATION
                           -------------------------

                                BALANCE SHEETS
                                --------------

                       (In thousands, except share data)

                                                                            June 30,          December 31,
                                                                              1996                1995
                                                                          ------------        ------------
                                                                          (Unaudited)
ASSETS
- ------
Current assets:
  Cash and equivalents                                                    $    19,189         $    23,503
  Accounts receivable, less allowance for
   doubtful accounts of $600 at both
   June 30, 1996 and December 31, 1995                                          5,485               3,407
  Inventories                                                                   4,164               4,098
  Other current assets                                                            307                 434
                                                                          ------------        ------------
      Total current assets                                                     29,145              31,442

Property and equipment, at cost:
  Computers and other equipment                                                11,263              11,207
  Furniture and fixtures                                                          973                 977
  Leasehold improvements                                                          801                 769
                                                                          ------------        ------------
                                                                               13,037              12,953
  Less accumulated depreciation and amortization                              (11,338)            (11,184)
                                                                          ------------        ------------
                                                                                1,699               1,769
Other assets
  Investment securities                                                           --                1,400
  Other assets                                                                  3,778               4,303
                                                                          ------------        ------------
  Total other assets                                                            3,778               5,703
                                                                          ------------        ------------
                                                                          $    34,622         $    38,914
                                                                          ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable                                                        $     1,774         $     2,712
  Accrued payroll and related                                                   1,949               1,613
  Other accrued liabilities                                                     2,164               2,032
                                                                          ------------        ------------
      Total current liabilities                                                 5,887               6,357

Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 15,000,000 shares
   authorized, 2,631,579 issued and outstanding at
   June 30, 1996 and December 31, 1995 respectively                             5,000               5,000
  Common stock, no par value, 50,000,000 shares
   authorized; 20,093,241 and 20,000,954 shares issued
   and outstanding at June 30, 1996 and
   December 31, 1995 respectively                                              68,812              68,704
  Accumulated deficit                                                         (45,077)            (41,147)
                                                                          ------------        ------------
      Total shareholders' equity                                               28,735              32,557
                                                                          ------------        ------------
                                                                          $    34,622         $    38,914
                                                                          ------------        ------------

See accompanying notes

                           DIGITAL SOUND CORPORATION
                           -------------------------

                            STATEMENT OF OPERATIONS
                            -----------------------

                     (In thousands, except per share data)

                                                             Three Months Ended             Six Months Ended
                                                           -----------------------       -----------------------
                                                           June 30,       June 30,       June 30,       June 30,
                                                             1996           1995           1996           1995
                                                           --------       --------       --------       --------
                                                                                (Unaudited)
Net sales                                                  $ 5,036        $ 6,039        $ 9,805        $14,329
Cost of sales                                                1,528          1,981          3,418          5,264
                                                           --------       --------       --------       --------
  Gross margin                                               3,508          4,058          6,387          9,065
Selling, general and administrative                          3,395          2,866          6,444          5,968
Engineering and development                                  2,440          1,774          4,510          3,495
                                                           --------       --------       --------       --------
                                                             5,835          4,640         10,954          9,463
                                                           --------       --------       --------       --------
Income (loss) from operations                               (2,327)          (582)        (4,567)          (398)

  Interest and other income                                    292            422            636            797
                                                           --------       --------       --------       --------

Income (loss) before provision for income taxes             (2,035)          (160)        (3,931)           399
Provision for income taxes:                                     --             --             --            (56)
                                                           --------       --------       --------       --------
Net income (loss)                                          $(2,035)       $  (160)       $(3,931)       $   343
                                                           ========       ========       ========       ========
Net income (loss) per common and common
  equivalent share                                         $  (.10)       $  (.01)       $  (.20)       $   .01
                                                           ========       ========       ========       ========
Weighted average common and common
  equivalent shares outstanding                             20,067         23,279         20,036         23,214
                                                           --------       --------       --------       --------

See accompanying notes

                           DIGITAL SOUND CORPORATION
                           -------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                (In thousands)

                                                                  Six Months Ended
                                                           ------------------------------
                                                            June 30,            June 30,
                                                              1996                1995
                                                           ----------          ----------
                                                                    (Unaudited)
Cash flows from operating activities
  Net income                                               $  (3,931)          $     343
  Adjustments to reconcile net income to
   net cash provided (used) by operations:
     Depreciation and amortization                               154                 637
     Changes in operating assets and liabilities:
       Accounts receivable                                    (2,078)               (475)
       Inventories                                               (66)               (924)
       Other current assets                                      127                (168)
       Other assets                                            1,925                 315
       Accounts payable                                         (938)                684
       Accrued payroll and related                               336                 394
       Other accrued liabilities                                 132                 827
                                                           ----------          ----------
         Net cash provided (used) by
          operations                                          (4,339)              1,633
                                                           ----------          ----------

Cash flows from investing activities:
  (Additions to) disposition of
   property and equipment                                        (83)               (626)
                                                           ----------          ----------

Cash flows from financing activities:
  Net proceeds from issuance of common stock                     108                 274
                                                           ----------          ----------
  Net increase in cash and equivalents                        (4,314)              1,281
  Cash and equivalents at beginning of period                 25,503              26,833
                                                           ----------          ----------
  Cash and equivalents at end of period                    $  19,189           $  28,114
                                                           ==========          ==========

See accompanying notes

                           DIGITAL SOUND CORPORATION
                           -------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 JUNE 30, 1996
                                 -------------

                                  (Unaudited)


NOTE 1.  General
- -----------------

   All interim financial data is unaudited, but, in the opinion of the Company, such unaudited statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nevertheless, the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading.

   The results of operations for current interim periods are not necessarily indicative of results to be expected for the current year.

   These financial statements should be read in conjunction with the financial statements and the notes thereto, included in the Company's 1995 Form 10-K, as filed with the Securities and Exchange Commission.

NOTE 2.  Principles of Consolidation
- ------------------------------------

   The consolidated financial statements include the accounts of Digital Sound Corporation ( the Company) and its wholly owned subsidiary Digital Sound International. All significant intercompany transactions and balances have been eliminated.

NOTE 3.  Inventories
- --------------------

   Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method) or market:

                                        June 30,           December 31,
                                          1996                 1995
                                       -----------         ------------
                                       (Unaudited)
Raw materials and purchased parts      $    1,626          $       885
Work in process                             1,902                2,263
Finished goods                                636                  950
                                       -----------         ------------
                                       $    4,164          $     4,098
                                       -----------         ------------

NOTE 4.  Per Share Information
- ------------------------------

   Earnings (loss) per common and common equivalent share are computed based upon the weighted average number of outstanding shares of common stock and common stock equivalents. Antidilutive common stock equivalents were excluded from this calculation for the periods in which a loss was incurred.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



Results of Operations
- ---------------------

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995
- -----------------------------------------------------------------------------

     Net sales decreased 17% from $6.0 million in 1995 to $5.0 million in 1996, as the Company focused only on those sales opportunities that were aligned with the corporate longterm strategy for both domestic and international markets. Compared to the second quarter of 1995, sales into the VIS market essentially remained the same and sales into the CPE market decreased by $1.0 million. Combined sales of the VoiceServer 1110, VoiceServer 2110 and VoiceServer 3110 increased from those of the prior period by $0.4 million while sales of system upgrades and enhancements and services decreased $1.4 million.

     Gross margin as a percentage of net sales increased to 70.0% in the 1996 period as compared to 67.2% for the same period in 1995. System margins were up from 50.8% in the 1995 period to 56.5% in the second quarter of 1996 and system upgrades, enhancements and service margins were up from 71.0% in the second quarter of 1995 compared to 75.5% in the comparable period in 1996. System margins were favorably impacted by proportionately higher sales of software for the second quarter of 1996. System upgrades and enhancements and services were 81.0% of total sales in the second quarter of 1995 and 69.6% in the comparable period in 1996.

     Selling, general and administrative expenses increased $0.5 million in the second quarter of 1996 as compared to the second quarter of 1995, reflecting an increase in spending for marketing programs. As a result of the lower volume in net sales, selling, general and administrative expenses were higher as a percentage of sales (67.4%) in 1996 as compared to the 1995 period (47.5%).

     Engineering and development expenses increased $0.7 million in the second quarter of 1996 as compared to the second quarter of 1995. For the 1996 period, engineering and development expenses reflect the Company's strategy of continued investment in new product development and product enhancements. As a result of the lower volume in net sales and the increase in spending for engineering development in 1996, engineering and development expenses were higher as a percentage of sales in 1996 (48.5%) as compared to the 1995 period (29.4%).

     There was no provision for income taxes in the second quarter of 1996 due to the loss from operations, nor was a tax benefit recorded because it was fully offset by a valuation allowance resulting in no net benefit. There was no provision for income taxes in the second quarter of 1995 due to the loss from operations

     As a result of the above, the Company's net loss for the six months ended June 30, 1996 was $2.0 million as compared to a net loss of $0.2 million for the comparable period last year.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995
- -------------------------------------------------------------------------

     Net sales decreased 31.4% from $14.3 million in 1995 to $9.8 million in 1996, as the Company focused only on those sales opportunities that were aligned with the corporate longterm strategy for both domestic and international markets. Compared to 1995, sales into the VIS market decreased by $3.3 million and sales into the CPE market decreased by $1.2 million. Combined sales of the VoiceServer 1110, VoiceServer 2110 and VoiceServer 3110 decreased from those of the prior period by $2.0 million while sales of system upgrades and enhancements and services decreased $2.5 million.

     Gross margin as a percentage of net sales increased to 65.1% in the 1996 period as compared to 63.3% for the same period in 1995. System margins were down from 53.8% in the 1995 period to 50.8% in 1996 and system upgrades, enhancements and service margins were up from 68.0% in 1995 compared to 70.1% in the comparable period in 1996. System upgrades and enhancements and services were 67.0% of total sales in 1995 and 74.0% in the comparable period in 1996.

     Selling, general and administrative expenses increased $0.5 million in 1996 as compared to the 1995 period, reflecting an increase in spending for marketing programs in line with the Company's strategy. As a result of the increased spending and lower volume in net sales, selling, general and administrative expenses were higher as a percentage of sales (65.7%) in 1996 as compared to the 1995 period (41.6%).

     Engineering and development expenses increased $1.0 million in 1996 as compared to the 1995 period. For the 1996 period, engineering and development expenses reflect the Company's strategy of continued investment in new product development and product enhancements. As a result of the lower volume in net sales and the increase in spending for engineering development in 1996, engineering and development expenses were higher as a percentage of sales in 1996 (46.0%) as compared to the 1995 period (24.4%).

     There was no provision for income taxes in the second quarter of 1996 due to the loss from operations, nor was a tax benefit recorded because it was fully offset by a valuation allowance resulting in no net benefit. There was no provision for income taxes in the second quarter of 1995 due to the loss from operations

     As a result of the above, the Company's net loss for the six months ended June 30, 1996 was $3.9 million as compared to net income of $.3 million for the comparable period last year.

Factors That May Affect Future Results
- --------------------------------------

Digital Sound operates in a rapidly changing environment that involves a number of risks, some of which are beyond the CompanyOs control. These risks are discussed in the CompanyOs 1995 Annual Report to Shareholders and incorporated by reference in the CompanyOs Annual Report on Form 10-K for the fiscal year ended December 31,1995.

Liquidity and Capital Resources
- -------------------------------

     For the six months ended June 30, 1996, working capital decreased $1.7 million to $23.3 million as compared to December 31, 1995. The level of working capital reflects a decrease in cash of $4.3 million which is a use of gross cash of $5.7 million, offset by a reclassification of $1.4 million in cash equivalents from other assets to current assets, an increase in receivables of $2.1 million due to sales and shipments late in the quarter plus an increase in inventory of $0.1 million. Current liabilities reflected a decrease in accounts payable of $1.0 million and a increase in other current accrued liabilities of $0.1 million

     At June 30, 1996, the Company had cash of $19.2 million and no debt. During the six-month period, net cash used by operations was $4.3 million, net of $0.6 million of interest earned on cash balances. Capital expenditures for the six-month period were $0.1 million. The Company believes that current cash balances will be sufficient to meet its working capital requirements for the next 12 months.

                         PART II  - OTHER INFORMATION
                         ----------------------------

                           DIGITAL SOUND CORPORATION
                           -------------------------


Item 1. Legal Proceedings
        -----------------

        As reported in Note 10 to the Company's financial statements included in the Company's 1995 Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1995, the Company is involved in patent litigation with Theis Research, Inc. No material developments have occurred in 1996.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        a) The Annual Meeting of Shareholders of Digital Sound Corporation was held on May 24, 1996.

        b) Matters voted on at the meeting and votes cast on each were as follows:

                                                               VOTES
                                                    ------------------------------
                                                       For      Withhold Authority
                                                    ----------  ------------------
        1. To elect directors of the Company:
              John D. Beletic                       15,519,854          418,421
              Bandel L. Carano                      15,519,854          418,421
              J. David Hann                         15,519,854          418,421
              Mark C. Ozur                          15,519,854          418,421
              Frederick J. Warren                   15,519,854          418,421

                                                       For       Against   Abstain
                                                    ----------  ---------  -------
        2. To approve an amendment to the           14,508,172  1,272,949  157,154
           Company's 1983 Stock Option Plan
           to increase the number of shares of the
           Company's Common Stock available
           under the Plan from 5,500,000 to
           5,700,000 shares.

                                                       For       Against   Abstain
                                                    ----------  ---------  -------
        3. To approve an amendment to the           15,028,543    753,401  156,331
           Company's Stock Option Plan
           for Independent Directors.

                                                       For       Against   Abstain
                                                    ----------  ---------  -------
        3. To ratify the appointment of             15,734,905    127,420   75,950
           Ernst & Young as independent
           public accountants for the
           Company for the current fiscal year.


Item 2. Exhibits and Reports on Form 8-K
        --------------------------------

        a) Exhibits
           --------

           27         FINANCIAL DATA SCHEDULE

        b) Reports on Form 8-K
           -------------------

           No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 1996.



                                 DIGITAL SOUND CORPORATION



                                 By  /s/ Mark C. Ozur
                                   -----------------------------------------
                                         Mark C. Ozur
                                   President, Chief Executive Officer


                                 By  /s/ Jo E. Lamoreaux
                                   -----------------------------------------
                                         Jo E. Lamoreaux
                                 Controller and Principle Accounting Officer