Form 10-Q
period 1996-09-30
DIGITAL SOUND CORP
filed 1996-11-12
CIK 718576

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                   ________________________________________

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1996

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________  to  _____________

Commission File Number: 0-18280


                          DIGITAL SOUND CORPORATION
           ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


          California                                       95-3222624
-------------------------------                      ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)


6307 Carpinteria Avenue, Carpinteria, California                     93013
--------------------------------------------------------------------------------
(Address of principal executive offices)                            Zip Code


Registrant's telephone number, including area code  (805) 566-2000
                                                    --------------

                      Not  Applicable
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


          Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

               Yes   X                       No
                   -----                        -----


          The number of shares outstanding of Registrant's common stock as of October 31, 1996 was 20,093,241

                           DIGITAL SOUND CORPORATION
                           -------------------------


                               TABLE OF CONTENTS
                               -----------------

                                                         Page Number
                                                         -----------
PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Balance Sheets as of September 30, 1996
          and December 31, 1995                               3


          Statements of Operations for the
          Three Months and Nine Months ended
          September 30, 1996 and September 30, 1995           4


          Statements of Cash Flows for the
          Nine Months ended September 30, 1996
          and September 30, 1995                              5


          Notes to Financial Statements                       6


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations       7


PART II.  OTHER INFORMATION

  Item 1. Legal proceedings                                  11

  Item 6. Exhibits and Reports on Form 8-K                   11



                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                           DIGITAL SOUND CORPORATION
                           -------------------------
                                BALANCE SHEETS
                                --------------
                       (In thousands, except share data)

                                                              September 30,      December 31,
                                                                  1996              1995
                                                              -------------      ------------
                                                                (Unaudited)
ASSETS
------
Current assets:
     Cash and equivalents                                     $    18,839        $   25,503
     Accounts receivable, less allowance for
       doubtful accounts of $600 at both
       September 30, 1996 and December 31, 1995                     6,158             3,407
     Inventories                                                    3,272             4,098
     Other current assets                                             281               434
                                                              -----------        ----------
           Total current assets                                    28,550            31,442

Property and equipment, at cost:
     Computers and other equipment                                 11,372            11,207
     Furniture and fixtures                                           982               977
     Leasehold improvements                                           855               769
                                                              -----------        ----------
                                                                   13,209            12,953
     Less accumulated depreciation and amortization               (11,455)          (11,184)
                                                              -----------        ----------
                                                                    1,754             1,769
  Other assets
    Investment securities                                             -               1,400
    Other assets                                                    3,477             4,303
                                                              -----------        ----------
    Total other assets                                              3,477             5,703
                                                              -----------        ----------
                                                              $    33,781        $   38,914
                                                              ===========        ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
     Accounts payable                                         $     1,873        $    2,712
     Accrued payroll and related                                    2,323             1,613
     Other accrued liabilities                                      2,283             2,032
                                                              -----------        ----------
           Total current liabilities                                6,479             6,357

Commitments and contingencies
Shareholders' equity:
     Preferred stock, no par value, 15,000,000 shares
       authorized, 2,631,579 issued and outstanding at
       September 30, 1996 and December 31, 1995 respectively        5,000             5,000
     Common stock, no par value, 50,000,000 shares
       authorized; 20,093,241 and 20,000,954 shares issued
       and outstanding at September 30, 1996 and
       December 31, 1995 respectively                              68,812            68,704

     Accumulated deficit                                          (46,510)          (41,147)
                                                              -----------        ----------
       Total shareholders' equity                                  27,302            32,557
                                                              -----------        ----------
                                                              $    33,781        $   38,914
                                                              -----------        ----------

See accompanying notes

                           DIGITAL SOUND CORPORATION
                           -------------------------
                     CONSOLIDATED STATEMENT OF OPERATIONS
                     ------------------------------------
                     (In thousands, except per share data)

                                      Three Months Ended                Nine Months Ended
                                    ----------------------------  ----------------------------
                                    September 30,  September 30,  September 30,  September 30,
                                        1996          1995           1996            1995
                                    -------------  -------------  -------------  -------------
                                                             (Unaudited)
Net sales                           $  6,369       $  4,111         $ 16,174      $ 18,440
Cost of sales                          2,458          1,685            5,873         6,949
                                    --------       --------         --------      --------
  Gross margin                         3,911          2,426           10,301        11,491
Selling, general and administrative    3,295          2,780            9,741         8,747
Engineering and development            2,298          1,832            6,808         5,328
                                    --------       --------         --------      --------
                                       5,593          4,612           16,549        14,075
                                    --------       --------         --------      --------
Loss from operations                  (1,682)        (2,186)          (6,248)       (2,584)
  Interest and other income              248            371              884         1,168
                                    --------       --------         --------      --------
Loss before provision for income
  taxes                               (1,434)        (1,815)          (5,364)       (1,416)
Provision for income taxes:              -              -                -             (56)
                                    --------       --------         --------      --------
Net Loss                            $ (1,434)      $ (1,815)        $ (5,364)     $ (1,472)
                                    ========       ========         ========      ========
Net Loss per common and common
  equivalent share                  $   (.07)      $   (.08)        $   (.27)     $   (.06)
                                    ========       ========         ========      ========
Weighted average common and common
  equivalent shares outstanding       20,093         23,176           20,055        23,190
                                    ========       ========         ========      ========

See accompanying notes

                           DIGITAL SOUND CORPORATION
                           -------------------------
                            STATEMENT OF CASH FLOWS
                            -----------------------
                                (In thousands)

                                                            Nine Months Ended
                                                     -------------------------------
                                                     September 30,     September 30,
                                                         1996              1995
                                                     -------------     -------------
                                                               (Unaudited)
Cash flows from operating activities
  Net income                                          $   (5,364)      $  (1,472)
  Adjustments to reconcile net income to
    net cash provided (used) by operations:
       Depreciation and amortization                         271             964
       Changes in operating assets and liabilities:
          Accounts receivable                             (2,751)          2,682
          Inventories                                        826          (1,805)
          Other current assets                               153             (84)
          Other assets                                     2,226          (2,175)
          Accounts payable                                  (839)           (271)
          Accrued payroll and related                        710             689
          Other accrued liabilities                          251             540
                                                      ----------       ---------

              Net cash provided (used) by
                operations                                (4,517)           (932)
                                                      ----------       ---------
Cash flows from investing activities:
    (Additions to) disposition of
      property and equipment                                (255)           (731)
                                                      ----------       ---------

Cash flows from financing activities:
   Net proceeds from issuance of common stock                108             278
                                                      ----------       ---------
   Net increase in cash and equivalents                   (4,664)         (1,385)
   Cash and equivalents at beginning of period            23,503          26,838
                                                      ----------       ---------
   Cash and equivalents at end of period              $   18,839       $  25,453
                                                      ==========       =========

See accompanying notes

                           DIGITAL SOUND CORPORATION
                           -------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                              SEPTEMBER 30, 1996
                              ------------------

                                  (Unaudited)


NOTE  1.  General
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

NOTE 2.  Principles of Consolidation
------------------------------------

   The consolidated financial statements include the accounts of Digital Sound Corporation (the Company) and its wholly owned subsidiary Digital Sound International. All significant intercompany transactions and balances have been eliminated.

NOTE 3.  Inventories
--------------------

   Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method) or market:

                                   September 30,      December 31,
                                       1996               1995
                                   -------------      ------------
                                    (Unaudited)
Raw materials and purchased parts  $    1,446         $       885
Work in process                         1,699               2,263
Finished goods                            127                 950
                                   ----------         -----------
                                   $    3,272         $     4,098
                                   ==========         ===========

NOTE 4.  Per Share Information
------------------------------

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



Results of Operations
---------------------

Three Months Ended September 30, 1996 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1995
--------

     Net sales increased 55% from $4.1 million in 1995 to $6.4 million in 1996, as the Company continued to focus on those sales opportunities that were aligned with the corporate long-term strategy for both domestic and international markets. Compared to the third quarter of 1995, sales into the VIS market increased by $2.6 million and sales into the CPE market decreased by $0.3 million. Combined sales of the VoiceServer 1110, VoiceServer 2110 and VoiceServer 3110 increased from those of the prior period by $3.4 million while sales of system upgrades and enhancements and services decreased $1.1 million. Significant international shipments of the Company's VoiceServer 3110 product accounted for the large increase.

     Gross margin as a percentage of net sales increased to 61.4% in the 1996 period as compared to 59.0% for the same period in 1995. System margins were up slightly from 48.9% in the 1995 period to 58.1% in the third quarter of 1996 and system upgrades, enhancements and service margins were up from 60.3% in the third quarter of 1995 compared to 66.3% in the comparable period in 1996.
System upgrades and enhancements and services were 89.0% of total sales in the third quarter of 1995 and 39.7% in the comparable period in 1996. International revenue accounted for 43.5% in the third quarter of 1996 compared to 2.9% for the same period in 1995.

     Selling, general and administrative expenses increased $0.5 million in the third quarter of 1996 as compared to the third quarter of 1995, reflecting an increase in spending for marketing programs. As a result of the higher volume in net sales, selling, general and administrative expenses were lower as a percentage of sales (51.7%) in 1996 as compared to the 1995 period (67.6%).

     Engineering and development expenses increased $0.5 million in the third quarter of 1996 as compared to the third quarter of 1995. For the 1996 period, engineering and development expenses reflect the Company's strategy of continued investment in new product development and product enhancements. As a result of the higher volume in net sales, engineering and development expenses were lower as a percentage of sales in 1996 (36.1%) as compared to the 1995 period (44.6%).

     There was no provision for income taxes in the third quarter of 1996 due to the loss from operations, nor was a tax benefit recorded because it was fully offset by a valuation allowance resulting in no net benefit. There was no provision for income taxes in the third quarter of 1995 due to the loss from operations.

     As a result of the above, the Company's net loss for the nine months ended September 30, 1996 was $1.4 million as compared to a net loss of $1.8 million for the comparable period last year.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1995
----

     Net sales decreased 12.3% from $18.4 million in 1995 to $16.2 million in 1996, as the Company continued to focus on those sales opportunities that were aligned with the corporate long-term strategy for both domestic and international markets. Compared to 1995, sales into the VIS market decreased by $0.9 million and sales into the CPE market decreased by $1.3 million. Combined sales of the VoiceServer 1110, VoiceServer 2110 and VoiceServer 3110 increased from those of the prior period by $1.3 million while sales of system upgrades and enhancements and services decreased $3.5 million.

     Gross margin as a percentage of net sales increased to 63.7% in the 1996 period as compared to 62.3% for the same period in 1995. System margins were down from 52.6% in the 1995 period to 48.3% in 1996 and system upgrades, enhancements and service margins were up from 66.1% in 1995 compared to 73.9% in the comparable period in 1996. System upgrades and enhancements and services were 72.0% of total sales in 1995 and 60.3% in the comparable period in 1996. International revenue accounted for 24.6% of total sales in the 1996 period as compared to 2% in 1995.

     Selling, general and administrative expenses increased $1.0 million in 1996 as compared to the 1995 period, reflecting an increase in spending for marketing programs in line with the Company's strategy. As a result of the increased spending, selling, general and administrative expenses were higher as a percentage of sales (60.2%) in 1996 as compared to the 1995 period (47.4%).

     Engineering and development expenses increased $1.5 million in 1996 as compared to the 1995 period. For the 1996 period, engineering and development expenses reflect the Company's strategy of continued investment in new product development and product enhancements. As a result of the increase in spending, engineering and development expenses were higher as a percentage of sales in 1996 (42.1%) as compared to the 1995 period (28.9%).

     There was no provision for income taxes in the third quarter of 1996 due to the loss from operations, nor was a tax benefit recorded because it was fully offset by a valuation allowance resulting in no net benefit. There was no provision for income taxes in the third quarter of 1995 due to the loss from operations.

     As a result of the above, the Company's net loss for the nine months ended September 30, 1996 was $5.4 million as compared to a net loss of $1.5 million for the comparable period last year.

Factors That May Affect Future Results
--------------------------------------

Various paragraphs of this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward-looking statements as a result of the factors set forth below and elsewhere in this document.

Digital Sound operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

The voice processing and messaging industry is highly competitive, with rapid technological advances and constantly improving price/performance. As the markets in which the Company operates continue to grow, the Company is experiencing an increase in competition, and it expects this trend to continue. The Company is one of the smaller providers of voice processing and messaging equipment in the industry. Many of the Company's competitors have substantially greater technical, marketing and financial resources and, in some markets, a larger installed base of customers and a wider range of available applications software.

The voice processing and messaging industry has experienced a continuing evolution of product offerings and alternatives for delivery of services. These trends have affected and may be expected to have a significant continuing influence on conditions in the industry, although the impact on the industry generally and on the Company's position in the industry cannot be predicted with assurance. The Company and the industry are in general heavily dependent on the domestic telephone companies for a large percentage of revenue. The suppliers to the telephone company market, which is primarily comprised of 7 regional Bell operating companies and GTE, has largely been decided for first generation voice processing requirements. While the Company continues to pursue opportunities, any incumbency will be difficult to displace.

The market for voice processing and messaging systems is in a period of transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and changes in the government regulations have increased uncertainties in the market. Significant changes in the industry as a result of the 1995 Telecommunications act make planning decisions more difficult and increase the risk inherent in the planning process.

The Company's operating results may fluctuate for a number of reasons. The Company has short delivery cycles and as a result does not have a large order backlog, which makes the forecasting of revenue inherently uncertain. This uncertainty is compounded because each quarter's revenue results predominantly from orders booked and shipped during the third month of the quarter. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, on the basis of its anticipated revenues even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, overall economic conditions or natural disasters.

The International portion of the Company's business, which represented 24.6% of revenues for nine months ending September 1996, is subject to a number of inherent risks, including difficulties in building and managing international operations and international reseller networks, international service and support of the Company's products, difficulties or delays in translating products into foreign languages, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in international markets. Due to the competitive environment in the international marketplace, certain international customers may require longer payment terms; as a result, days sales outstanding may periodically extend beyond ninety days on amounts due from these customers.

The development of new technologies and products is increasingly complex and uncertain, which increases the risk of delays. The introduction of new systems requires close collaboration and continued technological advancement involving multiple hardware and software design and manufacturing teams within the Company as well as teams at outside suppliers of key components. The failure of any one of these elements could cause the Company's new products to fail to meet specifications or to miss the aggressive timetables that the Company establishes. In 1996 the Company is concentrating on, among other things, Unified Messaging. The initiative relates to the marketing of InfoMail Express
2.0 commonly known as unified or mixed media messaging. This product was announced in Spring of 1995 and went to market trial during the 3/rd/ quarter of 1996. The Company believes that the market reception for this product will be positive, but the market reception for new products is inherently uncertain. As the variety and complexity of the Company's product families increase, the process of planning production and inventory levels also becomes more difficult.

The Company believes that its production capacity should be sufficient to support anticipated unit volumes for the foreseeable future. The Company is primarily engaged in final assembly and test of the hardware equipment. The Company currently buys the majority of its subassembly inventory from a single supplier. The failure of this supplier to provide such subassemblies on a timely basis and within specifications could have a materially adverse effect on the Company's business. If the Company is unable to obtain certain key components, or to effectively forecast customer demand or manage its inventory, increased inventory obsolescence or reduced utilization of production capacity could adversely impact the Company's gross margins and results of operations.

The Company has historically derived a significant portion of its revenue and operating profit from a relatively small number of customers. In 1995, the Company derived 47% of its revenue from a single customer. International proposals for large system installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain a particular proposal award is inherently difficult to predict. The Company believes that the opportunities for these installations will continue to grow and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual proposal award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may accordingly exhibit a higher degree of volatility than the operating results of other companies in its industry that have adopted different strategies. Although the Company is actively pursuing a number of opportunities in the United States and internationally, both the timing of any eventual opportunities and the probability of the Company's receipts of significant purchase orders are uncertain. The degree of dependence by the Company on large orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance.

The Company routinely receives communications from third parties asserting patent or other rights covering the Company's products and technologies. Based upon the Company's evaluation, it may take no action or it may seek to obtain a license. In any given case there is a risk that a license will not be available with terms that the Company considers reasonable, or that litigation will ensue. The Company expects that, as the number of hardware and software patents issued continues to increase, and as the Company's business grows, the volume of these third party communications will also increase.

The Company's corporate headquarters facility, at which the majority of its research and development activities are conducted, is located near major earthquake faults which have experienced earthquakes in the past. While the Company does carry insurance at levels management believes to be prudent, in the event of a major earthquake or other disaster affecting one or more of the Company's facilities, it is likely that insurance proceeds would not cover all of the costs incurred and, therefore, the operations and operating results of the Company could be adversely affected.

Due to the factors noted above and elsewhere in management's discussion and analysis of financial condition and results of operations, the Company's future earnings and Common Stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock. Finally, the Company participates in a highly dynamic industry which often results in volatility of the Company's Common Stock price.

Liquidity and Capital Resources
-------------------------------

     For the nine months ended September 30, 1996, working capital decreased $3.0 million to $22.1 million as compared to December 31, 1995. The level of working capital reflects a decrease in cash of $4.7 million which is a use of gross cash of $6.1 million, offset by a reclassification of $1.4 million in cash equivalents from other assets to current assets, an increase in receivables of $2.8 million due to sales and shipments late in the quarter plus a decrease in inventory of $0.8 million. Current liabilities reflected a decrease in accounts payable of $0.8 million and a increase in other current accrued liabilities of $1.0 million.

     At September 30, 1996, the Company had cash of $18.8 million and no debt. During the nine-month period, net cash used by operations was $4.5 million, net of $0.9 million of interest earned on cash balances. Capital expenditures for the nine-month period were $0.3 million. The Company believes that current cash balances will be sufficient to meet its working capital requirements for the next 12 months.

                          PART II  - OTHER INFORMATION
                          ----------------------------

                           DIGITAL SOUND CORPORATION
                           -------------------------


Item 1.  Legal Proceedings
         -----------------

     As reported in Note 10 to the Company's financial statements included in the Company's 1995 Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, the Company is involved in patent litigation with Theis Research, Inc. No material developments have occurred in 1996.


Item 2.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits
              --------

              10.44 Lease Agreement by and between the Registrant and Bluffs Group III dated October 1, 1996

                 27  Financial Data Schedule-Article 5

         (b)  Reports on Form 8-K
              -------------------

              No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 11, 1996.



                                  DIGITAL SOUND CORPORATION



                                  By      /s/    Mark C. Ozur
                                    ----------------------------------
                                                 Mark C. Ozur
                                    President, Chief Executive Officer


                                  By      /s/   B. Robert Suh
                                    ----------------------------------
                                                B. Robert Suh
                                    Vice President, Finance and
                                    Chief Financial Officer