Form 10-K
period 1996-12-31
DIGITAL SOUND CORP
filed 1997-03-31
CIK 718576

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934 (FEE REQUIRED)

    For the fiscal year ended December 31, 1996.

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (FEE REQUIRED)

    For the transition period from _______________ to _______________

    Commission file number: 0-18280

                           DIGITAL SOUND CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      CALIFORNIA                     95-3222624
           (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER)
            INCORPORATION OR ORGANIZATION)       IDENTIFICATION NO.)

               6307 CARPINTERIA AVENUE,                93013
               CARPINTERIA, CALIFORNIA               (ZIP CODE)
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code (805) 566-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, NO PAR VALUE
                               (TITLE OF CLASS)

  INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X  NO    .
                                       ---    ---

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K (229.405 OF THIS CHAPTER) IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

  The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant as of February 28, 1997 was approximately $23,857,599.

  The number of shares outstanding of Registrant's common stock as of February 28, 1997: 20,228,915.

Documents Incorporated by Reference:

  Parts of the following documents are incorporated by reference to Parts I, II, III, and IV of the Form 10-K Report: (1) Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders (the "1997 Proxy Statement") and (2) Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996 (the "1996 Annual Report").
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                           DIGITAL SOUND CORPORATION
                          ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                    PART I

                                                                            PAGE
                                                                            ----
 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................     8
 Item 3.  Legal Proceedings..............................................     9
 Item 4.  Submission of Matters to a Vote of Security Holders............     9
           Executive Officers of the Registrant..........................    10

                                    PART II


 Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.......................................................    11
 Item 6.  Selected Financial Data........................................    12
 Item 7.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................    13
 Item 8.  Financial Statements and Supplementary Data....................    19
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure..........................................    31

                                   PART III

 Item 10. Directors and Executive Officers of the Registrant.............    31
 Item 11. Executive Compensation.........................................    31
 Item 12. Security Ownership of Certain Beneficial Owners and Management.    31
 Item 13. Certain Relationships and Related Transactions.................    31

                                    PART IV


 Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K......................................................    32
 Signatures...............................................................   33

--------
Trademarks -- Digital Sound VoiceServer(R), VoiceForms(R), MessageNet(TM), UNIVOX(R), InfoMail(R) are trademarks or registered trademarks of the Company. UNIX(R) is a registered trademark of SCO Inc. Ethernet(TM) is a trademark of Xerox Corporation. MediaCom(TM) is a trademark of Bellcore. Windows(TM) is a trademark of Microsoft Corporation. VoiceView(R) is a registered trademark of Radish Communications.

                                    PART I

ITEM 1.  BUSINESS

  Digital Sound Corporation (the Company), a California corporation, designs, manufactures and markets the high-capacity, network-based VoiceServer(R) family of multimedia messaging products to telecommunications network service providers and large corporations worldwide. VoiceServer products integrate voice, fax and e-mail messaging technologies on a single, open systems platform for implementation on telephony and computer networks. The Company has achieved ISO 9001 certification for quality assurance.

  Unified messaging extends InfoMail(R), the Company's integrated voice and fax messaging product, to accommodate intelligent screen-based devices and electronic mail. This allows senders and receivers to communicate using telephones, cellular phones, fax machines or screen-based devices, such as desktop or portable personal computers. The Company's general-purpose voice processing platforms, built with industry-standard hardware and software, and enhanced with proprietary technology, are flexible enough to implement multiple, customized applications simultaneously.

  The Company sells its products into the voice information services (VIS) market and the customer premises equipment (CPE) market through a variety of channels. These include a direct channel to the domestic VIS market, original equipment manufacturer (OEM) and value added reseller (VAR) channels to the worldwide VIS market and direct and distributor channels to the CPE market.

  In the VIS market, telephone companies, including both Regional Bell Operating Companies ("RBOCs") and independent telephone companies, independent service bureaus, inter-exchange carriers and cellular service providers, offer voice processing services to their residential and business customers. Services such as voice and fax messaging are provided using voice processing systems located at or connected to the telephone company's central switching offices. The CPE market encompasses all applications in which the voice messaging system is installed on customers' premises. Examples include voice/fax messaging and call processing systems that are integrated with private branch exchange systems on customer premises.

PRODUCTS

  The Company's products all use a common architecture, design, technology, hardware and software. The VoiceServer is a single-unit, multimedia, multiple-application platform. Its single-system design allows multiple applications to share resources, including ports, storage and digital signal processors. This fully integrated design enables new applications to be added more efficiently, while it reduces system costs. It also simplifies training, administration and maintenance, and helps to eliminate performance bottlenecks. Since the VoiceServer is completely self-contained, downtime is reduced, reliability is increased, and ease of service is enhanced.

HARDWARE PRODUCTS

  The Company's VoiceServer(R) family includes the following products:

  VOICESERVER2110--Designed for the messaging needs of medium to large organizations and the unified messaging needs of small to medium independent telephone companies ("Telcos") and service bureaus. It supports up to 25,000 mailboxes and provides from 8 to 120 voice ports.

  VOICESERVER3110--Designed specifically for the unified messaging needs of the large telephone company central office, it supports up to 50,000 mailboxes and provides up to 240 voice ports. It complies with Bellcore's Network Equipment Building Standards.

SOFTWARE PRODUCTS AND APPLICATIONS

  The Company's software products collectively offer a full spectrum of features, including voice messaging, fax messaging, unified messaging, call processing, call delivery and audiotex services. In addition, the Company offers enhanced speech technology products, such as name-to-speech and speaker-independent recognition. Underlying these applications is the UNIX System V operating system and proprietary extensions (together called UNIVOX(R)) which provide voice, fax and e-mail processing, multi-tasking capabilities and real-time processing extensions in a single package. The operating system also provides a sophisticated environment for application development by customers or system software engineers.

  The Company currently has the following software applications available:

  InfoMail(R)--InfoMail is the Company's full-featured voice/fax messaging product for CPE and VIS markets. It includes advanced voice mail features and offers flexible administration. InfoMail serves as the platform for storing and retrieving voice and fax messages. InfoMail offers integrated fax messaging, an on-line tutorial, guest mailboxes, scheduled future delivery of messages up to one year in advance, non-delivery notification, name delivery, a personal reminder interface for users, user programming of calls to other extensions and systems distribution lists for sending messages to groups of people.

  Fax Mail--Just as voice mail permits the user to control voice messages, fax mail permits the user to control when and how faxes are received, whether the user is in the office or at a remote location, such as a hotel, a customer site or an airport. Entirely integrated with the InfoMail application, fax mail lets subscribers access a single mailbox for receiving and forwarding fax messages. Voice comments can also be "attached" to a fax document as a "voice cover sheet" and deposited as a single mixed-media message in the subscriber's mailbox.

  Fax Overflow--This application allows the VoiceServer to intercept incoming faxes when the receiving fax machine is busy or out of service, stores the faxes until the machine becomes available, and then delivers the faxes to the fax machine.

  Hands-Free Operation--Hands-free operation is provided as an InfoMail option. It allows users to save or delete new messages through the use of spoken commands. It is especially convenient for mobile or cellular users, as well as for users with rotary phones.

  Spoken Password--Spoken password is an InfoMail option that allows subscribers to access their voice mailboxes by speaking passwords rather than using touch-tone keypresses.

  InfoMail Express(TM)--InfoMail Express integrates Internet e-mail into the InfoMail multimedia platform to provide full unified messaging for the VIS market, and extends the unified messaging services of InfoMail to intelligent screen-based devices, such as PCs and notebook computers. With InfoMail Express, users of PCs and notebook computers running Microsoft Windows 95 and a voice/fax/data modem can visually access their mailboxes on InfoMail Express through the Exchange Inbox in order to review voice, fax and e-mail messages.

  MessageNet(R)--The MessageNet option of InfoMail is the first high-speed digital networking software for voice mail that is based on X.400, the industry standard for message exchange. X.400 was selected by Digital Sound(R) as the transport protocol because it supports the transmission of other forms of information besides voice, such as fax and e-mail. MessageNet provides the complete InfoMail feature set over the network, including real-time address confirmation of up to one million users.

  Inter-Vendor Networking--These options provide the industry-standard protocols for the digital and analog transmission of messages among voice messaging systems from different vendors. Audio Messaging Interchange Specification (AMIS) networking allows for message exchange not only between remote VoiceServers, but between the VoiceServer and any manufacturer's voice messaging system that utilizes the AMIS protocol.

  CallController(TM)--CallController provides call processing capabilities which allow callers to route their calls to a specific destination (an extension, a department, an information bulletin board, for example) simply by listening to voice menus and entering responses on a telephone keypad. When CallController is integrated with InfoMail, if a caller dials an extension and the line is busy or no one answers, the caller can leave a voice message. As a flexible call processing and audiotex application, CallController allows companies to program various greetings into the system for different needs (business hours, holidays, bad weather cancellations, for example). With CallController, phones can be answered 24 hours a day, seven days a week, by a high-quality digitized human voice.

  VoiceForms(R)--VoiceForms is an option to InfoMail that permits customers to create and users to fill out forms (such as job applications or research questionnaires) by using the telephone. Like written forms, the VoiceForms option asks specific questions and provides "electronic space" for either voice or touch-tone keypress responses. VoiceForms prompts callers to leave necessary information, such as purchasing data and sales contact reports, in an organized and useful manner. Completed VoiceForms are stored as voice messages for later transcription and compilation. VoiceForms can also be used to provide information to callers, such as job openings, on a "voice" bulletin board.

  Audiotex/Bulletin Boards--This application allows companies to combine InfoMail, CallController and VoiceForms to create voice information lines that provide information, such as hours of operation, job postings, directions and so forth.

  The following application enablers are currently available as a part of the Company's VoiceServer:

  Voice Development Server (VDS)--VDS is a software tool kit designed to aid VARs and OEMs in the development of customized voice and fax applications. VDS is well suited for developers because it allows them to take advantage of the flexible UNIX operating environment to build voice and fax applications in a high-level programming language.

  Speaker-Dependent Speech Recognition--This application enables developers to create applications that use spoken input instead of touch-tone keypresses. It is used in applications that require security. Digital Sound uses it in InfoMail to allow users to speak a password in order to access their voice/fax mailbox. It can also be used for voice-controlled transcription of VoiceForms in which users direct the system (review, stop, back up, go forward, continue, for example) with verbal commands through a telephone rather than by touch-tone keypresses. By leaving hands free for word processing, this capability simplifies the transcription task and increases user productivity.

  Speaker Verification--Speaker Verification is a form of speaker-dependent recognition that confirms the identity of a speaker. The spoken password of a caller is analyzed using complex algorithms within the system which validate or reject the password. This capability offers an additional level of security in voice messaging and call processing applications.

  Speaker-Independent Speech Recognition--This enables developers to create applications that allow users to respond to prompts with spoken "yes/no" commands instead of touch-tone keypresses. It is used for InfoMail's Hands-Free interface for voice mail users with cellular phones. It is also used in sophisticated Directory Assistance (411) applications that offer "call completion"--callers are asked by the system if they wish to complete the call (instead of having to hang up and dial the number) to which they respond "yes" or "no".

  Continuous Speaker-Independent Recognition of Digits 0-9--This enables developers to create applications that use spoken input instead of touch-tone keypresses. It is used for applications, such as voice-activated dialing and credit card and personal identification number collection. It does not require the speaker to pause between spoken numbers.

  Name-to-Speech--This converts text names into computer-synthesized speech. Digital Sound has developed special algorithms to optimize the pronunciation of proper names across a wide range of ethnic backgrounds.

Name-to-speech technology is used in InfoMail Express to speak the name of an e-mail sender over the telephone. It could be used to provide spoken name confirmation to a voice mail subscriber sending a message to a subscriber on a remote, networked system.

  MessageExpress(TM)--This is a sophisticated protocol that is designed to run over various wireline and wireless protocols, such as TCP/IP, ISDN, VoiceView, and X.25. Client software that resides on an intelligent terminal device, such as a PC, communicates with InfoMail Express in a client-server manner using the MessageExpress protocol.

  SmartAnswer(TM)--Digital Sound's patent-pending digital signal processing
(DSP) technology that automatically determines whether an incoming call is from a telephone, fax machine or computer and then provides the appropriate response--voice prompts, fax tone or remote log-in, respectively. This capability is used for one-number deposit and retrieval of unified messages.

DATACOM INTERFACES

  The Company provides the data communications interfaces listed below for the VoiceServer product family. These interfaces enable the VoiceServer to work in conjunction with a variety of data processing and office automation systems.

  RS232--An industry-standard mechanical and electrical interface for computers and communications lines and devices.

  Ethernet--A standard for high-speed communication of data over a local area network.

  X.400--An industry standard for electronic message exchange, which the Company has adapted for voice mail networking.

  TCP/IP--A communications protocol for internetwork routing and reliable message delivery.

  SMTP--A standard protocol for transferring electronic mail messages from one computer or network to another. Simple Mail Transfer Protocol specifies how two mail systems interact and the format of the control messages they exchange to transfer mail.

PBX INTEGRATIONS

  The Companys systems have been integrated with most major PBX telephone switching systems, including systems offered by AT&T, Ericsson Inc. (Ericsson), GTE Corporation (GTE), NEC Corporation, Northern Telecom Limited (Northern Telecom), Intecom, ROLM, a division of Siemens AG (ROLM) and Siemens AG, Public Communication Networks Group. The Companys systems are also compatible with most major central office and cellular switches, including those manufactured by AT&T, Ericsson, GTE, Motorola, Inc. (Motorola) and Northern Telecom.

1996 PRODUCT DEVELOPMENT

  During 1996 the Company developed and released or developed a significant number of new products and enhancements to the VoiceServer product line.

  INFOMAIL EXPRESS 2.0 (UNIFIED MESSAGING) The development of the Digital Sound unified messaging application for the small office/home office professional continues to add richer features to the first public network offering of unified messaging. Release 2.0 now supports close to 90% all the voice/fax/data modems on the market today. InfoMail Express 2.0 also has added document attachments to e-mail messages which allows greater flexibility in receiving and sending documents over the Internet. InfoMail Express 2.0 is also compatible with Microsofts' new productivity suite Office 97 using the new Exchange front-end called Outlook. GTE customers in Seattle have been the first to participate in a trial of this new service, which started in the fall of 1996.

  INFOMAIL 5.5 (INTERNATIONAL MESSAGING) The release of InfoMail 5.5 marks the advent of products developed specifically for the growing international market. InfoMail 5.5 has all the features of Digital Sound's proven messaging application InfoMail 4.0. However, release 5.5 includes some new features, such as international numbering plans, speech recognition, an express service creation environment, world-wide network switch connectivity through ETSI ISDN-PRI and SS7, OAM&P interface support and international network and safety certifications.

  INFOMAIL.NET SHOWCASE (WEB BROWSER ACCESS TO THE VIRTUAL OFFICE) With the growing popularity of the Internet, the development of a web connection to the messaging mailbox was desirable. InfoMail.net was developed based on the unified messaging features of InfoMail Express 2.0 with the capability of web access. The Alpha release is currently providing one-stop message retrieval from the "virtual office" using InfoMail.net in a showcase located in Santa Barbara. The Santa Barbara showcase is aimed at validating the business assumptions of InfoMail.net, which are reduced network costs, customers retention and packaging a single mailbox with multiple network services.

1997 PRODUCT DEVELOPMENT OUTLOOK

  The voice processing industry is subject to rapid technological change. To further strengthen its product line, the Company continues to incorporate new hardware and software technologies throughout the product line. The engineering group is focused on delivering highly robust, mission-critical products.

  The Company is currently engaged in a number of software and hardware development projects. Throughout the year, the Company intends to release application and platform enhancements to current products and a next-generation product line that will significantly expand product offerings for VIS customers. The Company will use internally developed technologies as well as technologies procured through partnerships with other technology leaders.

  The Company will continue to invest in upgrading the skills of the engineering organization. As in previous years, we will invest in object-oriented training and tools, and thereby further cement the strong object-oriented methodology foundation that enables the Company to release several new applications and application enhancements in one year.

  The Company's engineering and development group included 69 employees at December 31, 1996. During the years ended December 31, 1994, 1995 and 1996 the Company spent approximately $6.3 million, $7.2 million and $8.9 million, respectively, on engineering and development. To date, all of the Company's engineering and development expenses, including software development costs, have been charged to operations as incurred.

QUALITY ASSURANCE AND MANUFACTURING

  Digital Sound satisfies the requirements of one of the most rigorous international quality standards as indicated by the 1995 certification to ISO 9001 of its company-wide quality management system. The ISO 9000 series of standards represent an international consensus on the essential features of a quality system to ensure the effective operation of any business, and more than 90 countries have adopted them as national standards. There have also been two large regional adoptions, CEN (European Committee for Standardization) and COPANT (the Pan-American Standards Commission). The Company believes its certification to the most stringent level of the series
(9001) provides significant competitive advantage, and the quality management system implemented in support of the certification effort ensures that procedures are implemented and responsibilities defined to provide all employees with the ability to pursue continuous quality improvement in meeting customer requirements.

  Quality First, the Company's Total Quality Management program, was initiated in 1991 and has continued to provide improved performance and enhancement of the quality levels of the Company's products and services. The program has been extended to include major customers through the Partnering for Quality Program. This program is forging a tighter link between companies and has resulted in Six Sigma (effectively defect free) performances in several major installations.

  The Company's manufacturing operations consist principally of final assembly and testing of subassemblies and systems. The Company uses independent manufacturers to perform printed circuit board assembly, building of cabinets and subassemblies and sheet metal fabrication. These suppliers all satisfy the strictest quality standards such as ISO or MIL-SPEC. Although the Company generally uses standard parts and components in manufacturing its products, certain components, primarily power supplies, disk drives, interface cards and certain semiconductors are presently available only from a single source or from limited sources. To date, the Company has been able to obtain adequate supplies of these components in a timely manner from existing sources. However, delay or lack of supply from existing sources or the inability to develop alternative sources, if and as required in the future, could adversely affect the Company's operating results.

  At December 31, 1996, the Company's quality assurance and manufacturing group included 15 employees.

CUSTOMER SUPPORT, SALES AND MARKETING

  The Company sells its products into the VIS market and the CPE market. Potential customers comprising the VIS market are the local exchange carriers including the RBOCs, PTTs, independent telephone companies, service bureaus, inter-exchange carriers and cellular service providers. The Company has distribution agreements with Siemens, AG of Germany, GPT Limited of Coventry, England, and Consultronix Systems Corporation of the Philippines, pt Galva of Indonesia, Intecom and Volt-Delta. Customers in the CPE market are major corporations, such as Southern Pacific/Union Pacific Railroad, Baxter Health Care, the Discovery Channel, Gordon Foods, The Boston Herald, Polaroid and Motorola; state and local governments such as the County of Los Angeles, County of Riverside and the State of Oregon; universities such as the University of California campuses at Berkeley, San Diego and Santa Barbara. To date, over 1,850 systems have been sold to and installed for customers principally in the United States and, to a lesser extent, in Canada, the United Kingdom, France, the Dominican Republic, Indonesia, Mexico, Malaysia, Russia, Philippines and Scotland.

  Customer service and support are of great importance to the Company. The Company believes that customer satisfaction can be achieved only by continued high levels of quality service and support. The Company's customer support group includes field engineers, applications specialists, implementation specialists and third-party maintenance providers and is supported by a training staff and the Company's entire technical staff when necessary. The Company maintains a 24-hour service and support center at its Carpinteria facility. The Company has an extensive field service organization with offices strategically located throughout the United States to provide on-site emergency assistance when the need arises. Most customers' problems are resolved over the telephone by remote diagnostic and corrective actions.

  The Company maintains a training center at its Carpinteria facility to support the needs of its customers for instructional, administrative and technical training. Additionally, the Company maintains a staff of highly qualified trainers available to support customers' requests for on-site training at all levels. Prior to equipment delivery, training and implementation personnel are made available to the customer to ensure a smooth installation, with follow-up visits performed to reinforce previous training and answer new questions. The training organization also offers technical software, system maintenance, customer support and administrative courses.

  The Company's customer support, sales and marketing group included 63 employees at December 31, 1996.

  During the year ended December 31, 1994, GTE, Pacific Bell Information Services Group and Volt Delta Resources accounted for 38.4%, 20.7% and 14.5%, respectively, of the net sales for the Company. During the year ended December 31, 1995, GTE and Pacific Bell Information Services Group accounted for 46.8% and 12.6%, respectively, of the net sales for the Company. During the year ended December 31, 1996, GTE; pt Galva, Indonesia and GPT, England accounted for 39.8%, 13.3% and 10.5%, respectively, of the net sales for the Company.

  Export sales, principally to Canada, Europe and Indonesia, during the years ended December 31, 1994, 1995 and 1996 accounted for 5.1%, 1.6% and 26.0%, respectively, of the Company's net sales. The percentage increase in export sales was principally a result of the sales to pt Galva in Indonesia, which accounted for approximately $2.4 million dollars.

  The Company currently maintains support and sales offices and/or has sales or technical support representatives in the following locations: Phoenix, Arizona; Irvine, California; Carpinteria, California; Roswell, Georgia; Tyngsboro, Massachusetts; New York, New York; Irving, Texas; Chicago, Illinois; San Diego, California; Coventry, England and Munich, Germany.

  The Company provides a system product warranty for parts and labor for a 12-month period after commencement of operations or 13 months from date of shipment, whichever occurs first. The Company offers several options for maintenance and support services of its products on a contractual basis after the limited product warranty has expired. Additionally, the Company offers a performance guarantee for the VoiceServer which guarantees that the system performance will not deteriorate under maximum load conditions. Otherwise, the Company will re-configure the system or replace it at no cost to the customer.

BACKLOG

  The Company's backlog at December 31, 1996, was $1.6 million compared to $1.8 million at December 31, 1995. The Company includes in backlog only orders for products or services to be shipped or performed within 180 days. Quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which are difficult to forecast. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not result in actual sales for any future period.

COMPETITION

  The voice processing industry is highly competitive and the Company believes that competition will intensify as the industry grows, matures and consolidates. The Company competes with different companies in the different customer markets it serves and the principal competitive factors vary depending on the customer market. Neither the Company nor any of the Company's competitors is a dominant vendor of voice processing and voice messaging systems in any market segment or product line.

  Digital Sound is primarily focused on selling its products in the domestic and international VIS markets. Principal competitive factors for VIS are reliability, capacity, technology, performance and the ability to offer integrated multimedia applications on one platform at one price. In the VIS market, the Company's principal competitors include Octel Communications Corp. (Octel), Boston Technology, Inc., Comverse Technology Inc., Brite Voice Systems Inc., InterVoice, Inc., Glenayre Technologies Inc, Unisys and Centigram.

  The Company believes that the key competitive factors in the VIS market are likely to depend on the method of implementing voice information services used by the specific VIS provider. In this market, the Company believes it benefits from its experience in providing voice processing systems and the reliability, capacity and wide range of applications and product features. Other telecommunications and computer companies, including some large companies that currently supply network and corporate infrastructure equipment to the Regional Bell Operating Companies and some companies with greater financial and technical resources than the Company, can be expected to enter the VIS market.

  The Company continues to develop enhancements to its VoiceServer product and to develop new products in order to address what the Company believes are the emerging requirements of the telephone companies and other telecommunication service providers. However, there can be no assurance that product requirements will not change as this market develops or that other companies will not be faster or more successful in bringing comparable products to market.

  In the CPE market, the Company competes primarily with two types of companies: PBX manufacturers, including AT&T, Nortel Limited and Siemens Rolm Communications, Inc.; and independent voice processing manufacturers, such as Octel, Centigram Communications Corp., Active Voice Corp., and Applied Voice Technology, Inc.

  In the CPE market, the Company has indirect competition from a wide variety of products, such as standalone voice mail systems, products offering call processing services that are supplied with voice mail features or integrated with other voice mail systems, as well as personal computer modems and add-on cards and software designed to furnish voice processing and voice messaging features. Competitive factors include system performance and reliability, service and support and the capability to integrate systems with a variety of central office and cellular switches and other communications systems.

  The Company believes that its competitive strengths include telephone company reliability, multi-application voice processing platform, state-of-the-art digital networking, software-embedded signaling technology, easy-to-use interfaces, and the ability to integrate with the switches of multiple manufacturers.

  In both the VIS and CPE markets, these competitors and other new entrants may introduce and deliver new products with expanded capabilities that could adversely affect the competitive position of the Company. The Company believes that competition for the sale of voice processing systems in its markets will continue to evolve as customers' applications and technology become more sophisticated. Some of the Company's competitors have substantially greater development, marketing and capital resources than the Company.

PATENTS, COPYRIGHTS AND TECHNOLOGY LICENSES

  The Company policy on intellectual property is to develop, utilize and protect its patents, trademarks, copyrights and trade secrets in order to maximize the value of the Company's technological expertise and innovation.

  The Company holds four United States patents and has two patent applications pending. The Company also has three international patent applications pending. The Company has registered a number of trademarks in the United States. The Company's software is protected by copyright and trade secrecy laws. However, such protection does not ensure that the Company's competitors will not develop similar technology.

  The Company periodically acquires technology from third parties to supplement its development efforts. These acquisitions may require prepaid license fees and/or the payment of royalties. The Company holds a perpetual license from SCO, Inc. for the UNIX operating system.

EMPLOYEES

  At December 31, 1996, the Company had 167 employees, including 63 in sales, marketing and customer support, 69 in engineering and development, 15 in quality assurance and manufacturing and 20 in corporate administration and finance. Many of the Company's employees are highly skilled, and the Company's success will depend in part on its ability to attract and retain such employees.

  The Company has never had a work stoppage. No employees are represented by a labor organization and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

  The Company's corporate offices, engineering and development facilities and manufacturing facilities are located in Carpinteria, California, in a total of approximately 53,139 square feet. In December of 1996, the Company entered into a new lease and consolidated into half of the facility that it is currently residing in. The move resulted in a savings of approximately 45.0% of the annual lease payments. The facility is leased for a period of ten years beginning in December 1996, with two five-year renewal options. Annual rental on the facility was approximately $1,407,000 in 1996, with the rent subject to annual increases tied to predetermined sales levels. On June 8, 1994, the Company entered into a sublease agreement with HSC Software Corp. (now MetaTools, Inc.), a California Corporation, to lease out 14,580 square feet. That sublease expired as of January 1997 and was not renewed.

  The Company also leases sales offices and/or has representatives in the following locations: Irvine, California; Roswell, Georgia; Phoenix, Arizona; Tyngsboro, Massachusetts; New York, New York; Irving and Roundrock, Texas; Chicago, Illinois; San Diego, California; and Munich, Germany.

  The Company believes that its current facilities are well maintained and sufficient to satisfy its operations for the next several years.

ITEM 3. LEGAL PROCEEDINGS

  In 1992, Octel Communications Corporation (Octel), a competitor of the Company, filed suit in the United States District Court for the Northern District of California against Theis Research, Inc. (Theis) for a declaratory judgment that Octel's products do not infringe certain patents held by Theis and that those patents are invalid.

  In 1993, the court consolidated several actions and Theis filed a counterclaim for infringement, a judgment of patent validity and various claims for injunctive and monetary relief against, among others, Pacific Telesis Group, Pacific Bell and other Pacific Bell entities (Pacific Telesis). Pacific Telesis tendered defense of this action to various of its vendors, including the Company, which resulted in counterclaims by Theis against the Company, Octel, Boston Technology, Northern Telecom and most other manufacturers of voice mail products. In 1993, the court severed trial of the counterclaims against all counter defendants except Octel, Boston Technology and Northern Telecom.

  In 1994, a jury concluded that the patents held by Theis Research, Inc. were either invalid or not infringed upon by Octel, and the counterclaims against Pacific Telesis in which Digital Sound has intervened are currently stayed. It is anticipated that Theis Research will appeal the findings of invalidity and noninfringement. If the judgment is reversed, Theis Research may assert claims of infringement against Pacific Telesis and Digital Sound on these patents. However, if the holding is affirmed, the potential for any successful counterclaim against Pacific Telesis and Digital Sound as a supplier to Pacific Telesis is significantly reduced.

  No significant or material activity has taken place during 1996 pending a filing by Theis Research to appeal the findings of invalidity and noninfringement.

  Management believes, based on information currently available, including consultations with patent counsel, that the Company is not infringing upon any valid patents of Theis. The Company will vigorously defend the patent infringement claims and related claims for damages. While litigation is inherently uncertain, Management believes in view of the jury verdict in the Octel case that the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company. Should the outcome of this litigation be unfavorable to the Company, however, the Company would be required to fulfill its indemnification obligations to its customers, including Pacific Telesis, by either replacing or modifying its products to avoid infringement or by procuring a license to use the technology, either of which could have a materially adverse effect on the financial condition or results of operations of the Company.

  Additionally, the Company is subject to pending claims and litigation primarily related to contractual, product and employee issues. Management, after review and consultation with the Company's counsel, believes that the liability, if any, from the disposition of such claims and litigation would not have a materially adverse effect on the financial condition or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

  Pursuant to the Instructions to Paragraph (b) of Item 401 of Regulation S-K, the current executive officers of the Company, their ages and respective positions with the Company are set forth in the following table. Biographical information on each of the executive officers is set forth following the table. There are no family relationships between any director or executive officer and any other director or executive officer of the Company. Executive officers serve at the discretion of the Board of Directors.

                                                                SERVED AS
        NAME           AGE     POSITION                       OFFICER SINCE
        ----           ---     --------                       -------------
 Mark C. Ozur           41     President                          1993
                               Chief Executive Officer

 Keith M. Beckwith      42     Vice President, Sales              1994
                               Americas and Europe

 Ruth F. Cox            44     Vice President, Marketing          1996

 James C. Eby           50     Vice President, Chief Quality      1983
                               and Operations Officer,
                               Assistant Secretary

 Standford D. Milnes    49     Vice President, Sales              1997
                               Asia/Pacific Rim

 B. Robert Suh          37     Vice President, Finance and        1995
                               Chief Financial Officer

  MR. OZUR has been President and Chief Executive Officer of the Company since December 1994. From April 1993 to November 1994 he served as Vice President-- Chief Technical Officer. From 1990 to 1992 he was Vice President of Precision Visuals, a software development company, and from 1978 to 1982 and 1986 to 1990 he was at Digital Equipment Corporation, a computer hardware and software company, developing software. During 1982, he founded Omtool Corporation, a compiler and software publishing company.

  MR. BECKWITH has been Vice President, Sales since September 1994. From January 1991 to August 1994 he was Director, Voice Information Services. From August 1988 to December 1990 he was National Sales Manager. From August 1986 to July 1988 he was Regional Sales Manager.

  MS. COX has been Vice President, Marketing since March 1996. From July 1995 to February 1996, she was Vice President of Strategy and Corporate Development at Ascom Timplex. From November 1993 to July 1995 she was Director, Global Business Alliance Partners at Oracle Corporation and Director, Telecom Industry Solutions. From June 1992 to November 1993 she was Director, Telecom Business Marketing and European Telecom Operations for Hewlett Packard. From April 1990 to May 1992 she was Vice President, Strategy for PTT Telecom Netherlands.

  MR. EBY has been Vice President, Chief Quality and Operations Officer since September 1994. From January 1992 to August 1994 he was Vice President-- Quality Assurance and Manufacturing of the Company. From October 1983 to December 1991 he was Vice President, Manufacturing.

  MR. MILNES has been Vice President for Asia/Pacific Rim since January 1997. From January 1994 to January 1997 he was Vice President and Managing Director for BriteVoice Systems, AsiaPacific. From November 1988 to December 1993 he was Area Vice President for international marketing for Boston Technology.

  MR. SUH has been Vice President and Chief Financial Officer since November 1995. From September 1992 to October 1995 he was Chief Financial Officer for the Bank of Boston's European Division. From February 1988 to August 1992 he was Director of Finance for the Bank of Boston's retail franchise throughout New England. From July 1985 to January 1988 he was a Manager in corporate development at MCI Communications Corporation.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Company's common stock trades in the over-the-counter market under the NASDAQ National Market System under the symbol DGSD. The following tables set forth the following range of the high and low closing prices in each quarter during 1995 and 1996 as reported by the NASDAQ National Market System.

                                                                        1995
                                                                     -----------
                                                                     HIGH   LOW
                                                                     ----   ---
        1st Quarter................................................. $3.06 $2.06
        2nd Quarter.................................................  3.44  2.13
        3rd Quarter.................................................  2.94  1.63
        4th Quarter.................................................  2.13  1.44

                                                                        1996
                                                                     -----------
                                                                     HIGH   LOW
                                                                     ----   ---
        1st Quarter................................................. $1.88 $1.13
        2nd Quarter.................................................  2.63  1.19
        3rd Quarter.................................................  2.25  1.38
        4th Quarter.................................................  2.28  1.38

  The Company has never paid any cash dividends on its stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business. At February 28, 1997, there were 750 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

                           DIGITAL SOUND CORPORATION

                      CONSOLIDATED SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                            YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                     1992     1993     1994     1995     1996
                                    -------  -------  -------  -------  -------
STATEMENT OF OPERATIONS DATA:
Net sales.........................  $34,260  $23,264  $31,687  $23,201  $22,332
Cost of sales.....................   12,086    8,917   13,295   10,858    8,312
                                    -------  -------  -------  -------  -------
Gross margin......................   22,174   14,347   18,392   12,343   14,020
                                    -------  -------  -------  -------  -------
Selling, general and
 adminstrative....................   12,506   11,572   10,165   11,781   12,846
Engineering and development.......    7,737    7,557    6,328    7,209    8,903
Reduction in workforce............      --     1,250      --       --       --
                                    -------  -------  -------  -------  -------
 Total operating expense..........   20,243   20,379   16,493   18,990   21,749
                                    =======  =======  =======  =======  =======
Income (loss) from operations.....    1,931   (6,032)   1,899   (6,647)  (7,729)
Interest expense..................       (3)     --       --       --       --
Interest and other income.........      556      313      669    1,473      950
                                    =======  =======  =======  =======  =======
Income (loss) before provision for
 income taxes and extraordinary
 item.............................    2,484   (5,719)   2,568   (5,174)  (6,779)
Provision for income taxes........     (994)     --       (80)     (14)     (22)
                                    -------  -------  -------  -------  -------
Income (loss) before extraordinary
 item.............................    1,490   (5,719)   2,488   (5,188)  (6,801)
                                    -------  -------  -------  -------  -------
Extraordinary item--utilization of
 net operating loss carryforward..      744      --       --       --       --
                                    -------  -------  -------  -------  -------
Net income (loss).................  $ 2,234  $(5,719) $ 2,488  $(5,188) $(6,801)
                                    =======  =======  =======  =======  =======
Earnings (loss) per common and
 common equivalent share:
 Income (loss) before
  extraordinary item..............  $   .08  $  (.30) $   .12  $  (.26) $  (.34)
 Extraordinary item...............      .04      --       --       --       --
                                    -------  -------  -------  -------  -------
Net income (loss).................  $   .12  $  (.30) $   .12  $  (.26) $  (.34)
                                    =======  =======  =======  =======  =======
Weighted average common and common
 equivalent shares outstanding....   19,425   18,830   20,792   19,881   20,086
                                    -------  -------  -------  -------  -------
                                                 DECEMBER 31,
                                    -------------------------------------------
                                     1992     1993     1994     1995     1996
                                    -------  -------  -------  -------  -------
BALANCE SHEET DATA:
Working capital...................  $27,992  $23,370  $31,695  $25,085  $20,345
Total assets......................   42,836   36,452   43,960   38,914   33,333
Long-term obligations, excluding
 current portion..................    1,150      615      127      --       --
Shareholders' equity..............   34,539   29,193   37,327   32,557   26,027

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Digital Sound Corporation

  We have audited the accompanying balance sheets of Digital Sound Corporation as of December 31, 1996 and 1995, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Sound Corporation at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP
Woodland Hills, CA
January 25, 1997

                           DIGITAL SOUND CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

  1996 Compared to 1995 Net sales decreased 3.7% from $23.2 million in 1995 to $22.3 million in 1996 as sales to domestic U.S. customers were below planned levels. In 1996, net sales from Europe and Asia accounted for 26% of the Company's total revenue as compared to less than 2% coming from outside the U.S. in 1995. Compared to the prior year, sales in the Voice Information Services (VIS) market were unchanged while sales in the Customer Premises Equipment (CPE) market decreased by $0.8 million. New systems sales for the VoiceServer(R) 1110, VoiceServer 2110 and VoiceServer 3110 family of products increased by $2.3 million in 1996 while sales of system upgrades and enhancements decreased by $3.1 million.

  Gross margin as a percentage of net sales increased from 53.2% in 1995 to 62.8% in 1996, primarily as a result of the change in the product mix and the benefit obtained from lower valued overall inventory carried over from the prior year. The increase in sales outside the U.S. helped margins on the sale of new systems rise from 49.4% in 1995 to 50.0% in 1996. In addition, the margin on the sale of system upgrades and enhancements and service increased from 54.6% in 1995 to 70.5% in 1996. This increase in margins for system upgrades, enhancements and service is reflective of a greater percentage of software upgrades, principally upgrades to the Companys latest version of voice messaging software, InfoMail 4.0, performed in 1996.

  Selling, general and administrative expenses increased from $11.8 million in 1995 to $12.8 million in 1996 as the Company invested in upgrading its personnel and capabilities primarily in Sales and Marketing. As a result of the increased investment, selling, general and administrative expenses were higher as a percentage of sales (52.5%) in 1996 as compared to 1995 (50.8%).

  Engineering and development expenses increased from $7.2 million in 1995 to $8.9 million in 1996. For 1996, engineering and development expenses reflect the Company's strategy of continued investment in new product development and product enhancements. As a result of the increase in spending for engineering development in 1996, engineering and development expenses were higher as a percentage of sales in 1996 (39.9%) as compared to 1995 (31.0%).

  Interest and other income decreased from $1.5 million in 1995 to $1.0 million in 1996, principally the result of a lower average cash balance. The Company believes that its cash balances and cash flow from operations along with the sale-leaseback credit arrangements the company is in the process of negotiating, should be adequate to support its continued investment in new product development and its efforts to upgrade its sales and marketing capabilities at least through 1997.

  The provision for income taxes in 1996 was $0.02 million, which is adequate to cover corporate tax liability. As a result of the above, the Company incurred a net loss of $6.8 million as of December 31, 1996 compared to a net loss of $5.2 million in 1995.

  The extent and timing of new orders for the Companys existing products from VIS providers has a substantial effect on the company's net sales. Such orders are usually significant in size and can materially affect sales in any quarter. The Company's operations are not subject to a particular seasonality, however, historically first quarter sales have been less than fourth quarter sales. It is difficult to predict receipt of new orders reliably and quarterly revenues and operating results will depend on volume and timing of new orders received during a quarter.

  1995 Compared to 1994 Net sales decreased 26.8% from $31.7 million in 1994 to $23.2 million in 1995 as orders from existing and prospective customers, both domestically and internationally, were below planned levels. Compared to the prior year, sales in the Voice Information Services
(VIS) market decreased by $10.3 million and sales in the Customer Premises Equipment (CPE) market increased by $1.8 million. By product type, combined sales of the VoiceServer 1110, VoiceServer 2110 and VoiceServer 3110 decreased by $9.6 million and sales of system upgrades and enhancements increased by $1.1 million.

  Gross margin as a percentage of net sales decreased from 58.0% in 1994 to 53.2% in 1995, primarily as a result of product mix, and as a result of a one-time charge to cost of sales as described in Note 9 of Notes to Consolidated Financial Statements in the 1995 Annual Report. System upgrades and enhancements and services were 50.2% of total sales in 1994 and 73.5% in the comparable period in 1995. System upgrades and enhancements and services were higher as a percentage of sales due to a substantial shortfall in systems sales for 1995. System margins were down slightly from 54.7% in 1994 to 49.4% in 1995 and system upgrades, enhancements and service decreased from 61.3% in 1994 to 54.6% in 1995.

  Selling, general and administrative expenses increased from $10.2 million in 1994 to $11.8 million in 1995, reflecting an increase in spending for marketing and marketing support programs. As a result of the substantial shortfall in net sales and the increase in spending for marketing programs, selling, general and administrative expenses were higher as a percentage of sales (50.8%) in 1995 as compared to the 1994 period (32.0%).

  Engineering and development expenses increased from $6.3 million in 1994 to $7.2 million in 1995. For the 1995 period, engineering and development expenses reflected the Companys strategy of continued investment in new product development and product enhancements. As a result of the substantial shortfall in net sales and the increase in spending for engineering development in 1995, Engineering and development expenses were higher as a percentage of sales in 1995 (31.0%) as compared to the 1994 period (20.0%).

  Interest and other income increased from $.7 million in 1994 to $1.5 million in 1995, principally because the Company took advantage of higher interest rates at the beginning of the year with longer term investments.

  The provision for income taxes in 1995 was $.01 million, which was adequate to cover corporate tax liability. As a result of the above, the Company incurred a net loss of $5.2 million as of December 31, 1995 compared to net income of $2.5 million in 1994.

FACTORS THAT MAY AFFECT FUTURE RESULTS

  This Annual Report to Shareholders, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in such forward-looking statements as a result of the factors set forth below and elsewhere in this document.

  Digital Sound operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

  The voice processing and messaging industry is highly competitive, with rapid technological advances and constantly improving price/performance. As the markets in which the Company operates continue to grow, the Company is experiencing an increase in competition, and it expects this trend to continue. The Company is not one of the largest providers of voice processing and messaging equipment in the industry. Some of the Company's competitors have substantially greater technical, marketing and financial resources and, in some markets, a larger installed base of customers and a wider range of available applications software.

  The voice processing and messaging industry has experienced a continuing evolution of product offerings and alternatives for delivery of services. These trends have affected and may be expected to have a significant continuing influence on conditions in the industry, although the impact on the industry generally and on the Company's position in the industry cannot be predicted with assurance. The Company and the industry are, in general, dependent on the U.S. domestic telephone companies for a large percentage of revenue. The suppliers to the telephone company market, which is primarily comprised of 7 regional Bell operating companies and GTE, have largely been decided for first generation voice processing requirements.

  The market for voice processing and messaging systems is in a period of transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and changes in the government regulations have increased uncertainties in the market. Significant changes in the domestic U.S. industry as a result of the 1995 Telecommunications act make planning decisions more difficult and increase the risk inherent in the planning process.

  The Company's operating results may fluctuate for a number of reasons. The Company has short delivery cycles and as a result does not have a large order backlog, which makes the forecasting of revenue inherently uncertain. This uncertainty is compounded because each quarter's revenue results predominantly from orders booked and shipped during the third month of the quarter. Because the Company plans its operating expenses, many of which are relatively fixed in the short term, on the basis of its anticipated revenues, even a relatively small revenue shortfall may cause a period's results to be substantially below expectations. Such a revenue shortfall could arise from any number of factors, including lower than expected demand, supply constraints, delays in the availability of new products, overall economic conditions or natural disasters.

  The international portion of the Company's business, which represented 26.0% of revenues for the year ending December 31, 1996, is subject to a number of inherent risks, including difficulties in building and managing international operations and international reseller networks and international service and support of the Company's products, difficulties or delays in translating products into foreign languages, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in international markets. Although the majority of international transactions are performed through confirmed letters of credit, due to the competitive environment in the international marketplace, certain international customers may require longer payment terms; and as a result, days sales outstanding may periodically extend beyond ninety days on amounts due from these customers.

  The development of new technologies and products is increasingly complex and uncertain, which increases the risk of delays. The introduction of new systems requires close collaboration and continued technological advancement involving multiple hardware and software design, manufacturing, marketing and sales teams within the Company as well as teams at outside suppliers of key components. The failure of any one of these elements could cause the Companys new products to fail to meet specifications or to miss the aggressive timetables that the Company establishes. As the variety and complexity of the Company's product families increase, the process of planning production and inventory levels also becomes more difficult. The Company expects to continue investing heavily in supporting the development effort required to bring new technologies and products to the market. To support this, substantial financial resources will be expended.

  The Company believes that its production capacity should be sufficient to support anticipated unit volumes for the foreseeable future. The Company is primarily engaged in the final assembly and testing of the hardware equipment. The Company currently buys the majority of its subassembly inventory from a limited number of suppliers. The failure of these suppliers to provide such subassemblies on a timely basis and within specifications could have a materially adverse effect on the Companys business. If the Company is unable to obtain certain key components, or to effectively forecast customer demand or manage its inventory, increased inventory obsolescence or reduced utilization of production capacity could adversely impact the Company's gross margins and results of operations.

  The Company has historically derived a significant portion of its revenue and operating profit from a relatively small number of customers. In 1996, the Company derived 40% of its revenue from a single customer. International proposals for large system installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain a particular proposal award is inherently difficult to predict. The Company believes that the opportunities for these installations will continue to grow and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual proposal award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may, accordingly, exhibit a higher degree of volatility than the operating results of other companies in its industry that have adopted different strategies. Although the Company is actively pursuing a number of opportunities both in and out of the United States, both the timing of any eventual opportunities and the probability of the Company's receipts of significant purchase orders are uncertain. The degree of dependence by the Company on large orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

  The Company's stock price, like that of other technology companies, is subject to significant volatility. If revenues or earnings in any quarter fail to meet the investment community's expectations, there could be an immediate impact on the Company's stock price. The stock price may also be affected by broader market trends unrelated to the Company's performance.

  The Company routinely receives communications from third parties asserting patent or other rights covering the Company's products and technologies. Based upon the Companys evaluation, it may take no action or it may seek to obtain a license. In any given case there is a risk that a license will not be available with terms that the Company considers reasonable, or that litigation will ensue. The Company expects that, as the number of hardware and software patents issued continues to increase, and as the Company's business grows, the volume of these third party communications will also increase.

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

  Due to the factors noted above and elsewhere in managements discussion and analysis of financial condition and results of operations, the Company's future earnings and Common Stock price may be subject to significant volatility, particularly on a quarterly basis. Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. Any shortfall in revenue or earnings from the levels anticipated by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's Common Stock in any given period. Additionally, the Company may not learn of such shortfalls until late in a fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's Common Stock. Furthermore, the Company participates in a highly dynamic industry which often results in volatility of the Company's Common Stock price. Finally the Company has not been operating profitably. The Company's strategy has been to develop new technology and to expand its marketing capabilities, with the goal of creating successful new products and marketing them effectively, thereby returning the Company to profitability. The Company's on-going investments in technology and marketing require funds, and although the Company presently has a healthy cash balance, the Company's financial resources are not unlimited, and the Company's funds eventually will be exhausted if the Company's strategy does not succeed in returning the Company to profitability or otherwise enable it to raise additional working capital.

LIQUIDITY AND CAPITAL RESOURCES

  For the year ended December 31, 1996, working capital decreased by $4.8 million to $20.3 million compared to $25.1 million at December 31, 1995. In 1996 the decrease in working capital resulted principally from a reduction in cash of $5.3 million, an increase in accounts receivable of $2.3 million, a decrease in inventory of $0.6 million and an increase in accounts payable of $0.9 million and an increase in accrued payroll and other accrued liabilities of $0.3 million. The decrease in cash reflects the Company's strategy of continued investment in new product development, product enhancements and strengthening of its marketing and sales capabilities.

  At December 31, 1996, the Company had cash of $18.2 million and no long term debt. During 1996, net cash used by operations was $ 4.6 million, which was offset by $1.0 million of interest earned on cash balances. Interest and other income decreased from $1.5 million in 1995 to $1.0 million in 1996, principally the result of a lower average cash balance. The 1996 capital expenditures were $ 2.0 million, while budgeted expenditures for 1997 are $1.4 million, principally hardware and software for test equipment. The Company is currently negotiating to obtain tax advantage lease arrangements with banks for the purpose of capital acquisitions for 1997. The Company believes that current cash balances and cash flow from operations along with the sale-leaseback arrangements will be sufficient to meet its working capital requirements at least through 1997. The Company has never paid any cash dividends on its stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

  For the year ended December 31, 1995, working capital decreased by $6.6 million to $25.1 million compared to $31.7 million at December 31, 1994. In 1995 the reduction in working capital resulted principally from a decrease in accounts receivable of $3.7 million caused by substantially lower sales, a reclassification of $1.4 million to other assets as a result of long term investments which exceed the company's definition of cash and equivalents, a settlement of $2.5 million as described in note 10 of Notes to Financial Statements in the 1995 Annual Report, and a decrease in other accrued liabilities related to sales tax payable and accrued license fees totaling $1.0 million.

  At December 31, 1995, the Company had cash of $23.5 million and no long term debt. During 1995, net cash used by operations was $4.3 million, which was offset by $1.5 million of interest earned on cash balances.

  For the year ended December 31, 1994, working capital increased by $8.3 million to $31.7 million compared to $23.4 million at December 31, 1993. The net change in working capital resulted principally from net proceeds from the preferred stock issuance and a substantial decrease in accounts payable.

  At December 31, 1994, the Company had cash of $26.8 million and no debt. During 1994, net cash provided by operations was $5.1 million, which included $0.7 million of interest earned on cash balances.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           DIGITAL SOUND CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1995         1996
                                                      ------------ ------------
ASSETS
Current assets:
 Cash, cash equivalents and pledged cash.............   $ 23,503    $  18,187
 Accounts receivable, less allowance for doubtful ac-
  counts of $600 at December 31, 1995 and 1996,
  respectively.......................................      3,407        5,695
 Inventories, net....................................      4,098        3,470
 Other current assets................................        434          299
                                                        --------    ---------
  Total current assets...............................     31,442       27,651
Property and equipment, at cost:
 Computers and other equipment.......................     11,207       11,077
 Furniture and fixtures..............................        977          982
 Leasehold improvements..............................        769        1,130
                                                        --------    ---------
                                                          12,953       13,189
 Less accumulated depreciation and amortization......    (11,184)     (10,733)
                                                        --------    ---------
                                                           1,769        2,456
Other assets:
 Investment securities...............................      1,400          --
 Other assets........................................      4,303        3,226
                                                        --------    ---------
 Total other assets..................................      5,703        3,226
                                                        ========    =========
 Total assets........................................   $ 38,914    $  33,333
                                                        ========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable....................................   $  2,712    $   3,639
 Accrued payroll and related.........................      1,613        1,986
 Other accrued liabilites............................      2,032        1,681
                                                        --------    ---------
  Total current liabilities..........................      6,357        7,306
Commitments and contingencies
Shareholders' equity:
 Preferred stock, no par value--15,000,000 shares
  authorized, 2,631,579 issued, both at December 31,
  1995 and 1996, respectively........................      5,000        5,000
 Common stock, no par value--50,000,000 shares autho-
  rized, 20,000,954 and 20,224,540 shares issued and
  outstanding at December 31, 1995 and 1996,
  respectively.......................................     68,704       68,975
 Accumulated deficit.................................    (41,147)     (47,948)
                                                        --------    ---------
  Total shareholders' equity.........................     32,557       26,027
                                                        --------    ---------
 Total liabilities and shareholders' equity..........   $ 38,914    $  33,333
                                                        ========    =========

                            See accompanying notes.

                           DIGITAL SOUND CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1994     1995     1996
                                                      -------  -------  -------
Net sales...........................................  $31,687  $23,201  $22,332
Cost of sales.......................................   13,295   10,858    8,312
                                                      -------  -------  -------
Gross margin........................................   18,392   12,343   14,020
                                                      =======  =======  =======
Selling, general and administrative.................   10,165   11,781   12,846
Engineering and development.........................    6,328    7,209    8,903
                                                      =======  =======  =======
 Total operating expense............................   16,493   18,990   21,749
                                                      -------  -------  -------
Income (loss) from operations.......................    1,899   (6,647)  (7,729)
Interest and other income...........................      669    1,473      950
                                                      =======  =======  =======
Income (loss) before provision for income taxes.....    2,568   (5,174)  (6,779)
Provision for income taxes..........................      (80)     (14)     (22)
                                                      -------  -------  -------
Net income (loss)...................................  $ 2,488  $(5,188) $(6,801)
                                                      =======  =======  =======
Earnings (loss) per common and common equivalent
 share..............................................  $   .12  $  (.26) $  (.34)
                                                      -------  -------  -------
Net income (loss)...................................  $   .12  $  (.26) $  (.34)
                                                      =======  =======  =======
Weighted average common and common equivalent shares
 outstanding........................................   20,792   19,881   20,086
                                                      =======  =======  =======


                            See accompanying notes.

                           DIGITAL SOUND CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   TOTAL
                            CONVERTIBLE                         ACCUMULATED
                          PREFERRED  STOCK    COMMON STOCK     SHAREHOLDERS'
                          ---------------- ------------------ -----------------
                           SHARES   AMOUNT   SHARES   AMOUNT  DEFICIT   EQUITY
                          --------- ------ ---------- ------- --------  -------
Balance, December 31,
 1993...................        --  $  --  19,008,378 $67,640 $(38,447) $29,193
Exercise of stock
 options................        --     --     464,769     327      --       327
Shares issued under
 employee stock purchase
 plan...................        --     --     259,913     319      --       319
Sale of preferred stock.  2,631,579  5,000                                5,000
Net income..............        --     --         --      --     2,488    2,488
                          --------- ------ ---------- ------- --------  -------
Balance, December 31,
 1994...................  2,631,579  5,000 19,733,060  68,286  (35,959)  37,327
Exercise of stock
 options................        --     --     109,050     166               166
Shares issued under
 employee stock purchase
 plan...................                      158,844     252               252
Net loss................        --     --         --      --    (5,188)  (5,188)
                          --------- ------ ---------- ------- --------  -------
Balance, December 31,
 1995...................  2,631,579 $5,000 20,000,954 $68,704 $(41,147) $32,557
Exercise of stock
 options................        --     --      31,625      47                47
Shares issued under
 employee stock purchase
 plan...................                      191,961     224               224
Net loss................        --     --         --      --    (6,801)  (6,801)
                          ========= ====== ========== ======= ========  =======
Balance, December 31,
 1996...................  2,631,579 $5,000 20,224,540 $68,975 $(47,948) $26,027
                          ========= ====== ========== ======= ========  =======


                            See accompanying notes.

                           DIGITAL SOUND CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       YEAR ENDED DECEMBER 31,
                                                      -------------------------
                                                       1994     1995     1996
                                                      -------  -------  -------
Cash flows from operating activities:
Net income (loss).................................... $ 2,488  $(5,188) $(6,801)
Adjustments to reconcile net income (loss)
 to net cash provided (used) by operations:
 Depreciation and amortization.......................   2,477    2,463    2,349
 Provision for losses on accounts receivable.........     250     (100)     --
 Gain on disposal of fixed assets....................      33      492        3
 Changes in operating assets and liabilities:
  Accounts receivable................................    (139)   3,845   (2,288)
  Inventories........................................   1,440     (137)     628
  Other current assets...............................     (13)    (179)     135
  Other assets.......................................    (776)  (3,732)   1,412
  Accounts payable...................................    (303)     524      927
  Accrued payroll and related........................      26      234      373
  Reduction in workforce.............................    (256)     --       --
  Other accrued liabilities..........................     (93)  (1,034)    (351)
                                                      -------  -------  -------
   Net cash provided (used) by operations............   5,134   (2,812)  (3,613)
                                                      -------  -------  -------
Cash flows from investing activities:
 Additions to property and equipment.................  (1,055)    (936)  (1,974)
                                                      =======  =======  =======
  Net cash used in investing activities..............  (1,055)    (936)  (1,974)
                                                      -------  -------  -------
Cash flows from financing activities:
 Proceeds from issuance of preferred stock...........   5,000      --       --
 Proceeds from issuance of common stock..............     646      418      271
                                                      -------  -------  -------
  Net cash provided by financing activities..........   5,646      418      271
                                                      -------  -------  -------
Net increase (decrease) in cash and equivalents......   9,725   (3,330)  (5,316)
Cash and equivalents at beginning of period..........  17,108   26,833   23,503
                                                      -------  -------  -------
Cash and equivalents at end of period................ $26,833  $23,503  $18,187
                                                      =======  =======  =======
Supplemental disclosures
 Cash paid for taxes................................. $    49  $    35  $    21
                                                      =======  =======  =======

                            See accompanying notes.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of business Digital Sound Corporation (the Company) designs, manufactures and markets information processing systems which enable unified messaging.

  Principles of consolidation The consolidated financial statements include the accounts of Digital Sound Corporation (the Company) and its wholly owned subsidiary Digital Sound International. All significant intercompany transactions and balances have been eliminated.

  Revenue recognition Generally sales are recognized when products are shipped or when services are performed. Warranty costs are accrued at time of sale. Revenue from sales of extended warranties is accounted for as deferred revenues and recognized into income over the warranty or maintenance period.

  Short term investments The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company adopted the provisions of SFAS 115 for investments held as of December 31, 1995. The adoption had no effect on the financial statements. Short term investments (principally commercial paper and discount notes with maturity dates generally within 90 days and considered cash equivalents) are classified as "held to maturity" based on the Company's positive intent and ability to hold the securities until maturity. The securities are presented at amortized cost which approximates fair value. Amortization and interest on securities classified as "held to maturity" is included in investment income.

  Engineering and development Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed," requires that development costs incurred in connection with research and development of software products and enhancements to existing software products be expensed as incurred until technological feasibility has been established. Costs incurred subsequent to the establishment of technological feasibility must be capitalized until the product is released for sale. The Company considers technological feasibility to be demonstrated when a fully functional working model has been produced. To date, all costs associated with the development of new software products or enhancements to existing software products have been expensed as incurred. The costs incurred beyond the working model stage are not significant. Other engineering and development costs are also expensed as incurred.

  Inventories Inventories are stated at the lower of standard cost (which approximates the first-in first-out method) or market.

  Property and equipment Property and equipment are depreciated using the straight-line method over the respective estimated useful lives, which range from two to five years. Leasehold improvements are amortized over the period of the lease or the estimated useful life, whichever is shorter.

  Earnings (loss) per common and common equivalent share Earnings (loss) per common and common equivalent share are computed based upon the weighted average number of outstanding shares of common stock and antidilutive common stock equivalents (stock options and common stock utilizing the treasury stock method). Antidilutive common stock equivalents were 2,651,526 in 1996, 2,309,526 in 1995 and 391,476 in 1994 and were excluded from this calculation.

  Stock-Based Compensation During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation.' Pursuant to SFAS No. 123, a company may elect to continue expense recognition under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) or to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the fair value methodology outlined in SFAS No. 123. SFAS No. 123 further specifies that companies electing to continue expense recognition under APB No. 25 are required to disclose pro forma net income and pro forma earning per share as if fair value based accounting prescribed by SFAS No. 123 has been applied. The Company has elected to continue expense recognition pursuant to APB No. 25. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995.

  Cash, cash equivalents and pledged cash The Company considers as cash equivalents only those investments that are short-term, highly liquid, readily convertible to cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The Company classifies as cash equivalents only those investments with maturities of three months or less. The Company pledged $1.0 million to facilitate a construction loan for the landlord to build new office space in its' existing building. The Company anticipates these pledged funds to become available for general use in the second quarter of 1997.

  Income taxes The Company adopted Statement of Financial Accounting Standards 109, "Accounting for Income Taxes," during the first quarter of 1993. The standard prescribes a liability method for calculating the provision for income taxes, replacing the deferred method previously used by the Company.

  Deferred license fees The company has entered into license agreements for which the fees are amortized based on sales of product technology over the estimated useful life of the technology, which is generally four years.

  Estimates and assumptions The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1996 and the reported amounts of revenues and expenses during the year then ended. Actual results could differ from those estimates.

2. INVENTORIES

  Inventories at December 31, consist of the following:

                                                                   1995    1996
                                                                  ------  ------
                                                                  (IN THOUSANDS)
      Raw material and purchased parts........................... $  885  $1,528
      Work-in-process............................................  2,263   1,815
      Finished goods.............................................    950     127
                                                                  ------  ------
                                                                  $4,098  $3,470
                                                                  ======  ======

3. OTHER ASSETS

  Other assets at December 31, consist of the following:

                                                                  1995    1996
                                                                 ------  ------
                                                                 (IN THOUSANDS)
      Deferred license fees, net of accumulated amortization of
       $3,171 and $4,237 at December 31, 1995 and 1996,
       respectively............................................  $4,003  $2,938
      Other....................................................     300     288
                                                                 ------  ------
                                                                 $4,303  $3,226
                                                                 ======  ======

4. LEASES

  In December 1996, the Company entered into a new ten year lease for the corporate headquarters in Carpinteria, California. The lease is subject to an annual adjustment based on total sales. In December of 1996 the company consolidated into half of the building that it currently occupies. The new lease coupled with the consolidation of space resulted in a reduction in monthly lease expenses of approximately 45%. The Company also leases office equipment as well as regional office space under one to five year operating lease agreements.

  Minimum future lease payments as of December 31, 1996 are as follows:


                                                                  (IN THOUSANDS)
      1997.......................................................     $1,083
      1998.......................................................      1,083
      1999.......................................................        959
      2000.......................................................        871
      2001.......................................................        871
      2002 and beyond............................................      3,938
                                                                      ------
                                                                      $8,805
                                                                      ======

  Rent expense, including rent under noncancelable operating lease obligations, was approximately $1,623,400, $1,702,529 and $1,513,370 for the years ended December 31, 1994, 1995 and 1996, respectively.

5. OTHER ACCRUED LIABILITIES

  Other accrued liabilities at December 31 consist of the following:

                                                                   1995    1996
                                                                  ------  ------
                                                                  (IN THOUSANDS)
      Sales taxes payable........................................ $  528  $  180
      Accrued warranty reserve...................................    375     360
      Other......................................................  1,129   1,141
                                                                  ------  ------
                                                                  $2,032  $1,681
                                                                  ======  ======

6. INCOME TAXES

  The provision for income taxes included in the Consolidated Statements of Operations consists of:

                                                                1994 1995  1996
                                                                ---- ----- -----
                                                                 (IN THOUSANDS)
      Current
       Federal................................................. $36  $ --  $ --
       State...................................................  44     14    22
                                                                ---  ----- -----
                                                                $80  $  14 $  22
                                                                ===  ===== =====

  The provision for income taxes is at a rate different than the U.S. federal statutory tax rate for the following reasons:

                                                       1994    1995     1996
                                                      ------  -------  -------
                                                          (IN THOUSANDS)
      Computed tax at statutory rate................. $  989  $(1,811) $(2,380)
      State taxes, net of federal benefit............      6        9       14
      Loss not benefited.............................    --     1,854    2,336
      Net operating loss carryforward benefit........ (1,002)     --       --
      Other..........................................    107      (38)      52
                                                      ------  -------  -------
                                                      $   80  $    14  $    22
                                                      ======  =======  =======

  Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

  The components of deferred tax assets as of December 31, 1995 and 1996 are as follows:

                                                               1995      1996
                                                             --------  --------
                                                               (IN THOUSANDS)
      Net operating loss carryforwards...................... $ 12,217  $ 15,003
      General business credit carryforwards.................    1,385     1,468
      Alternative minimum tax credit carryforwards..........      190       190
      Inventory accounting methods..........................    2,205     1,813
      Allowance for doubtful accounts.......................      255       252
      Accrued vacation......................................      145       147
      Warranty service......................................      160       152
      Excess of book over tax depreciation..................      381       415
      Research expenditures accounting method...............      846       865
      Other.................................................       28        58
                                                             --------  --------
        Deferred tax assets, net............................   17,812    20,363
      Valuation allowance...................................  (17,812)  (20,363)
                                                             --------  --------
        Net deferred tax asset.............................. $    --   $    --
                                                             ========  ========

  Management determined that a valuation allowance of approximately $20,363,000, primarily related to net operating loss and general business credit carryforwards, was required. The valuation allowance increased approximately $2,551,000 during 1996, primarily reflecting the current year net operating loss.

  At December 31,1996, the Company has net operating loss carryforward for federal income tax purposes of approximately $41,522,000 which expire from 2000 through 2011. The Company has net operating loss carryforwards for California tax purposes of approximately $6,679,000 at December 31, 1996 which expire from 1997 through 2001.

  At December 31, 1996, the Company has general business credits of approximately $1,339,000 for federal income tax purposes which expire from 1997 through 2006.

7. SHAREHOLDERS' EQUITY AND RELATED ITEMS

  The Company's amended Articles of Incorporation authorize 50,000,000 shares of common stock and 15,000,000 shares of preferred stock (of which 2,631,579 shares have been designated Series A), no par value, which may be issued by the Board of Directors without further approval by the shareholders.

  In September 1994, the Company sold 2,631,579 shares of Series A convertible preferred stock to related affiliates of the Company. The Series A convertible preferred stock has a liquidation preference of $1.90 per share, and is senior to the common stock. Each share of Series A convertible preferred stock is convertible into one share of common stock and carries one vote and generally would vote with the common stock, but pursuant to the terms of the Series A convertible preferred stock and the agreement pursuant to which it was issued, the convertible preferred stock generally cannot be voted prior to the distribution to the partners of another related affiliate of the Company, of the 1,937,897 shares of common stock presently held by such affiliate, among other voting restrictions. The purchasers of the shares were subject to a standstill agreement pursuant to which they were generally barred from acquiring any additional shares of the stock of the Company for the two-year period after completion of the transaction. Should the Company declare dividends, holders of the Series A convertible preferred stock are entitled to dividends per share equal to the dividends per share declared and payable to the common stockholders.

  During the fourth quarter of 1993, the Company negotiated a three-year sales and distribution agreement with Unisys Corporation. The agreement provides up to four issuances to Unisys of warrants to purchase 5% (for each such issuance) of the then issued and outstanding shares of the Companys common stock at a price of $1.37 per share (subject to antidilution adjustments) as, and if, Unisys reaches each of four specified levels of aggregate purchases from the Company on or before December 31, 1996. The warrants to be issued to Unysis, if any, may be exercised at any time on or before December 31, 1999. Unisys is not required to make purchases from the Company under the agreement. The Company will recognize a charge to cost of sales for the difference, if any, between the $1.37 and the fair value of the warrants as they are earned. On December 31, 1996 the agreement expired with no warrants issued nor earned.

  1983 Stock Option Plan The Company maintains a stock option plan which provides for the issuance of incentive stock options (ISOs) and nonqualified stock options (NSOs) to officers, employees, independent contractors, consultants and advisors of the Company. In August of 1996 the Company filed a Form S-8 to register the issuance and sales of an additional 200,000 shares reserved under the plan. The Company has reserved 5,700,000 shares of common stock for issuance thereunder. The Plan terminates October 31, 2003. At December 31, 1996, options to purchase 2,414,872 shares were outstanding of which 763,816 were exercisable at prices ranging from $1.25 to $3.13.

  Directors' Stock Option Plan The Company maintains a stock option plan which provides for NSOs as equity incentives to assist the Company in recruiting and retaining outside directors. In August of 1996 the Company filed a Form S-8 to register the issuance and sales of an additional 200,000 shares reserved under the plan. The directors stock option plan allows for the Company to issue options covering up to 500,000 shares.

  At December 31, 1996, options to purchase 250,000 shares were outstanding, of which 106,250 were exercisable at prices ranging from $1.25 to $3.31 and 185,000 were available for future grant of options under the plan. The Company has reserved 500,000 shares of common stock for issuance thereunder.

  A summary of option transactions under the two option plans is as follows:

                                                        NUMBER OF
                                                          SHARES    OPTION PRICE
                                                        ----------  ------------
      Outstanding at
        December 31, 1993..............................  2,264,457   .10 -- 5.06
        Granted........................................    646,850  1.62 -- 2.63
        Exercised......................................   (464,769)  .10 -- 2.00
        Canceled or expired............................   (292,850)  .10 -- 3.12
                                                        ----------  ------------
      Outstanding at
        December 31, 1994..............................  2,153,688  1.00 -- 5.06
        Granted........................................    454,972  1.62 -- 3.31
        Exercised......................................   (109,050) 1.19 -- 2.25
        Canceled or expired............................   (148,242) 1.25 -- 2.75
                                                        ----------  ------------
      Outstanding at
        December 31, 1995..............................  2,351,368  1.00 -- 3.31
        Granted........................................  1,434,460  1.25 -- 1.97
        Exercised......................................    (31,625) 1.19 -- 1.63
        Canceled or expired............................ (1,089,331) 1.00 -- 5.06
                                                        ----------  ------------
      Outstanding at
        December 31, 1996..............................  2,664,872  1.25 -- 3.31
                                                        ==========  ============

  1990 Employee Stock Purchase Plan The Company maintains a stock purchase plan to provide employees of the Company with a convenient means to acquire an equity interest in the Company through payroll deductions, and to provide an incentive for continued employment. The employee stock purchase plan reserves 1,500,000 shares of common stock for issuance under the plan.

  The plan qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. All full-time employees are eligible to participate through payroll deductions up to 10% of their compensation; participants may, at their option, purchase shares from the Company at the lower of 85% of the fair market value of the common stock at either the beginning or end of each six-month option period. In the event the market price at the end of any option period is less than 50% of the market price at the beginning of the period, employee purchases are limited to twice the shares that could have been purchased using the beginning market price.

  During 1996, 191,961 shares were purchased at a price of $1.17. During 1995, 158,844 shares were purchased at prices ranging from $1.33 to $2.18. During 1994, 266,163 shares were purchased at prices ranging from $1.17 to $1.43. At December 31, 1996, 157,089 shares were available for future issuance under the plan.

 Fair Value Disclosures

  Stock option grants are set at the closing price of the Company's common stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method of the Statement.

  The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.25% and 5.40%; dividend yields of 0% and 0%; volatility factors of the expected target price of the Company's common stock of 62.8% and 62.8%; and expected life of the options of 5.0 years and 5.0 years. These assumptions resulted in weighted-average fair values of $1.47 and $2.32 per share for stock options granted in 1996 and 1995, respectively.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options. The Company's employee stock options have characteristics significantly different from those of traded options such as vesting restrictions and extremely limited transferability. In addition, the assumptions used in option valuation models (see above) are highly uncertain, particularly the expected stock price volatility of the underlying stock. Because changes in these uncertain input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not provide a reliable single measure of the fair value of its employee stock options.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the options vesting periods. The pro forma effect on net income for 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands, except per share information):

                                                                YEARS ENDED
                                                                DECEMBER 31
                                                              ----------------
                                                               1996     1995
                                                              -------  -------
                                                               (IN THOUSANDS)
      Net loss--as reported.................................. $(6,801) $(5,188)
      Net loss--pro forma....................................  (7,097)  (5,232)
      Loss per share--as reported............................ $  (.34) $  (.26)
      Loss per share--pro forma.............................. $  (.35) $  (.26)

  Information regarding stock options outstanding as of December 31, 1996 is as follows:

                                                   OPTIONS
                     OPTIONS OUTSTANDING         EXERCISABLE
                ----------------------------- -----------------
                                   WEIGHTED-
                        WEIGHTED-   AVERAGE           WEIGHTED-
                         AVERAGE   REMAINING           AVERAGE
                        EXERCISE  CONTRACTUAL         EXERCISE
 PRICE RANGE    SHARES    PRICE      LIFE     SHARES    PRICE
-------------   ------- --------- ----------- ------- ---------
$1.25 -- $1.38  905,335   $1.37      4.27      48,750   $1.33
$1.50 -- $1.69  982,100   $1.61      3.57     434,225   $1.58
$1.75 -- $3.31  777,437   $2.36      2.63     387,091   $2.40

8. EMPLOYEE BENEFIT PLAN

  In 1994, the Company established a 401(k) plan (the "Plan") covering substantially all of its employees. The Plan allows eligible employees to contribute up to 15% of their compensation. Company contributions are voluntary and at the discretion of the Board of Directors. Contributions made by the Company for the year ended December 31, 1996 and 1995 totaled $31,440 and $32,615, respectively.

9. CERTAIN ONE TIME CHARGES

  In the fourth quarter of 1995, the Company recorded a one-time charge of approximately $2.1 million in connection with a comprehensive and systematic review of its operations, cost structure and balance sheet in light of expected new product introductions. The one time charge included $0.3 million in property and equipment write-offs against G&A related to obsolescence of test fixtures and other equipment used in the production of the current product line, and $1.6 million in inventory write-downs, which was charged to cost of sales, resulted from obsolescence of current inventory that is unable to be used in the new product line due to technological changes and enhancements. An additional $0.2 million of miscellaneous operational charges were written-off against G&A. These charges did not meet the accounting criteria for inclusion as restructuring charges.

10. CONTINGENCIES

  In 1992, Octel Communications Corporation (Octel), a competitor of the Company, filed suit in the United States District Court for the Northern District of California against Theis Research, Inc. (Theis) for a declaratory judgment that Octels products do not infringe certain patents held by Theis and that those patents are invalid.

  In 1993, the court consolidated several actions and Theis filed a counterclaim for infringement, a judgment of patent validity and various claims for injunctive and monetary relief against, among others, Pacific Telesis Group, Pacific Bell and other Pacific Bell entities (Pacific Telesis). Pacific Telesis tendered defense of this action to various of its vendors, including the Company, which resulted in counterclaims by Theis against the Company, Octel, Boston Technology, Northern Telecom and most other manufacturers of voice mail products. In 1993, the court severed trial of the counterclaims against all counter defendants except Octel, Boston Technology and Northern Telecom.

  In 1994, a jury concluded that the patents held by Theis Research, Inc. were either invalid or not infringed upon by Octel, and the counterclaims against Pacific Telesis in which Digital Sound has intervened are currently stayed. It is anticipated that Theis Research will appeal the findings of invalidity and noninfringement. If the judgment is reversed, Theis Research may assert claims of infringement against Pacific Telesis and Digital Sound on these patents. However, if the holding is affirmed, the potential for any successful counterclaim against Pacific Telesis and Digital Sound as a supplier to Pacific Telesis is significantly reduced.

  No significant or material activity has taken place during 1996 pending a filing by Theis Research to appeal the findings of invalidity and noninfringement.

  Management believes, based on information currently available, including consultations with patent counsel, that the Company is not infringing upon any valid patents of Theis. The Company will vigorously defend the patent infringement claims and related claims for damages. While litigation is inherently uncertain, Management believes in view of the jury verdict in the Octel case that the ultimate resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company. Should the outcome of this litigation be unfavorable to the Company, however, the Company would be required to fulfill its indemnification obligations to its customers, including Pacific Telesis, by either replacing or modifying its products to avoid infringement or by procuring a license to use the technology, either of which could have a materially adverse effect on the financial condition or results of operations of the Company.

  Additionally, the Company is subject to pending claims and litigation primarily related to contractual, product and employee issues. Management, after review and consultation with the Company's counsel, believes that the liability, if any, from the disposition of such claims and litigation would not have a materially adverse effect on the financial condition or results of operations of the Company.

11. SIGNIFICANT CUSTOMERS

  During the year ended December 31, 1996, three customers accounted for 40%, 13% and 11% of the Company's net sales. During the year ended December 31, 1995, two customers accounted for 47% and 13% of the Company's net sales. During the year ended December 31, 1994, three customers accounted for 38%, 21% and 15% of the Company's net sales. No other customer accounted for sales of 10% or more. A majority of the Company's sales are made to telecommunications companies. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. In 1996, export sales accounted for 26% of the Company's net sales as compared to less than 2% in 1995.

12. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                           DIGITAL SOUND CORPORATION

        CONSOLIDATED COMPARATIVE QUARTERLY FINANCIAL SUMMARY--UNAUDITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     FIRST   SECOND    THIRD   FOURTH
                                    QUARTER  QUARTER  QUARTER  QUARTER   YEAR
                                    -------  -------  -------  -------  -------
1996
Net sales.......................... $ 4,769  $ 5,036  $ 6,369  $ 6,158  $22,332
Gross margin.......................   2,879    3,509    3,911    3,721   14,020
Net income.........................  (1,896)  (2,035)  (1,434)  (1,436)  (6,801)
Loss per share.....................    (.09)    (.10)    (.07)    (.07)    (.34)

1995
Net sales.......................... $ 8,290  $ 6,038  $ 4,111  $ 4,762  $23,201
Gross margin.......................   5,005    4,058    2,426      854   12,343
Net income.........................     503     (159)  (1,815)  (3,717)  (5,188)
Earnings per share.................     .02     (.01)    (.08)    (.19)    (.26)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning Directors required by this Item is incorporated by reference to Page 4-5 of the 1997 Proxy Statement. Information concerning Executive Officers required by this Item appears after Part I, Item 4 of this report.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference to Pages 6-7 of the 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is incorporated by reference to Page 2-3 of the 1997 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  None.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)    Financial Statements, Financial Statement Schedules and Exhibits

  (1)(2) Financial statements and financial statement schedules filed as part of this report on Form 10-K are listed in the accompanying Index to Financial Statements and Financial Statement Schedules on Page S-2.
  (3)The following exhibits are filed herewith:

   EXHIBIT
   NUMBER                                 TITLE
   -------                                -----
   10.40*  Description of Registrant's Executive Bonus Plan for 1996.
   11.01   Computation of Earnings (Loss) per Common and Common Equivalent
           Share.
   23.0    Consent of Ernst & Young, LLP, independent auditors.

  The following exhibits to the Company's Registration Statement under the Securities Act of 1933, as amended (filed January 19, 1990, Registration No.
33-33066), and the amendments thereto, are incorporated herein by reference:

   EXHIBIT
   NUMBER                                 TITLE
   -------                                -----
    3.01   Registrant's Articles of Incorporation, as amended to date.
    3.02   Registrant's By-Laws, as amended to date.
   10.11   Lease Agreement by and between Registrant and The Bluffs Group III dated December 21, 1989.
   10.12   Form of Indemnity Agreement with Directors.

  The following exhibits to the Company's Form 10-K for 1995 or subsequently filed Form 10-Qs for 1996 are incorporated herein by reference:

   EXHIBIT
   NUMBER                                  TITLE
   -------                                 -----
   10.08*  The Amended and Restated Stock Option Plan for Independent Directors
            of Digital Sound Corporation, (The Directors' Plan).
   10.10*  Registrant's Preferred Stock Purchase Agreement
   10.31   OEM Agreement between Registrant and Unisys Corporation.
   10.32   Warrant Agreement between Registrant and Unisys Corporation.
   10.35   Letter Agreement between Registrant and Mark C. Ozur.
   10.36   OEM Agreement between Registrant and Siemens Corporation.
   10.37   Sublease Agreement by and between Registrant and HSC Corporation.
   10.38*  Registrant's 1983 Stock Option Plan.
   10.39*  Registrant's Employee Stock Purchase Plan.
   10.41   AudioFax Settlement.
   10.42*  Agreement between Registrant and Robert T. Knight.
   10.43*  Amendment to the Registrant's 1983 Stock Option Plan.
   10.44   Lease Agreement by and between the Registrant and Bluffs Group III dated October 1, 1996

  (b) No reports on Form 8-K were filed by the Registrant during the fourth quarter ended December 31, 1995.
--------
* Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Form 10-K Report pursuant to Item 14(c).

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 1997.

                                          DIGITAL SOUND CORPORATION

                                          By /s/      B. ROBERT SUH
                                          _____________________________________
                                                      B. Robert Suh
                                            Vice President, Finance and Chief
                                                    Financial Officer

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

                NAME                             TITLE                    DATE
                ----                             -----                    ----
Chief Executive Officer:

/s/       Mark C. Ozur               President, Chief Executive      March 28, 1997
____________________________________  Officer and Director
          Mark C. Ozur

Chief Financial Officer:

/s/      B. Robert Suh               Vice President, Finance         March 28, 1997
____________________________________  Chief Financial Officer and
         B. Robert Suh                Director

Director:

/s/     John D. Beletic              Director                        March 28, 1997
____________________________________
        John D. Beletic

/s/     Bandel L. Carano             Director                        March 28, 1997
____________________________________
        Bandel L. Carano

/s/       J. David Hann              Director                        March 28, 1997
____________________________________
          J. David Hann

/s/    Frederick J. Warren           Director                        March 28, 1997
____________________________________
       Frederick J. Warren

                           DIGITAL SOUND CORPORATION

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                             (AMOUNT IN THOUSANDS)

                                      BALANCE AT ADDITIONS  DEDUCTIONS  BALANCE
                                      BEGINNING  CHARGED TO    FROM     AT END
                                      OF PERIOD   EARNINGS  ALLOWANCE  OF PERIOD
                                      ---------- ---------- ---------- ---------
DECEMBER 31, 1994
Allowance for doubtful receivables...    $450       $250      $   0      $700
Accrued warranty reserve.............    $350       $308      $(283)     $375

DECEMBER 31, 1995
Allowance for doubtful receivables...    $700       $ 34      $(134)     $600
Accrued warranty reserve.............    $375       $232      $(232)     $375

DECEMBER 31, 1996
Allowance for doubtful receivables...    $600       $ 60      $ (60)     $600
Accrued warranty reserve.............    $375       $217      $(232)     $360