Form 10-K/A
period 1996-12-31
DIGITAL SOUND CORP
filed 1997-04-04
CIK 718576

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A

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

                NAME                             TITLE                    DATE
                ----                             -----                    ----
Chief Executive Officer:

/s/       Mark C. Ozur               President, Chief Executive      March 28, 1997
____________________________________  Officer and Director
          Mark C. Ozur

Chief Financial Officer:

/s/      B. Robert Suh               Vice President, Finance         March 28, 1997
____________________________________  Chief Financial Officer
         B. Robert Suh

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