Form 10-Q
period 1997-03-31
DIGITAL SOUND CORP
filed 1997-05-13
CIK 718576

                                   FORM 10-Q
                                   ---------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                    ________________________________________

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1997

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________  to  _____________

Commission File Number: 0-18280


                           DIGITAL SOUND CORPORATION
           ---------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        California                                          95-3222624
-------------------------------                       ---------------------
(State or other jurisdiction of                         (I.R.S.  Employer
incorporation or organization)                         Identification No.)


6307 Carpinteria Avenue, Carpinteria,  California          93013
----------------------------------------------------------------------------
(Address of principal executive offices)                  Zip Code


Registrant's telephone number, including area code       (805) 566-2000
                                                   -------------------------


                               Not  Applicable
----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


          Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

          Yes    X           No
               -----       ------


          The number of shares outstanding of Registrant's common stock as of April 28, 1997 was 20,228,915.

                           DIGITAL SOUND CORPORATION
                           -------------------------


                               TABLE OF CONTENTS
                               -----------------




                                                                     Page Number
                                                                     -----------


PART I.   FINANCIAL INFORMATION

  Item 1. Financial Statements:

          Balance Sheets as of March 31, 1997
          and December 31, 1996                                          3


          Statements of Operations for the
          Three Months ended March 31, 1997
          and March 31, 1996                                             4


          Statements of Cash Flows for the
          Three Months ended March 31, 1997
          and March 31, 1996                                             5

          Notes to Financial Statements                                  6


  Item 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  7


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings                                              9

  Item 2. Exhibits and Reports on Form 8-K                               9

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                           DIGITAL SOUND CORPORATION
                           -------------------------
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                       (In thousands, except share data)

                                                                              March 31,          December 31,
                                                                                 1997                1996
                                                                              ---------          ------------
                                                                                      (Unaudited)
ASSETS
------
Current assets:
   Cash and equivalents                                                       $ 12,472           $ 18,187
   Accounts receivable, less allowance for
    doubtful accounts of $581 and $600 at March
    31, 1997 and December 31, 1996, respectively.                                6,238              5,695
   Inventories                                                                   3,383              3,470
   Other current assets                                                            327                299
                                                                              --------           --------
      Total current assets                                                      22,420             27,651

Property and equipment, at cost:
   Computers and other equipment                                                12,472             11,077
   Furniture and fixtures                                                          984                982
   Leasehold improvements                                                        1,124              1,130
                                                                              --------           --------
                                                                                14,580             13,189
   Less accumulated depreciation and amortization                              (10,742)           (10,733)
                                                                              --------           --------
                                                                                 3,838              2,456
Other assets
   Investment securities                                                         1,000                 -
   Other assets                                                                  3,033              3,226
                                                                              --------           --------
   Total other assets                                                            4,033              3,226
                                                                              --------           --------
                                                                              $ 30,291           $ 33,333
                                                                              ========           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
   Accounts payable                                                           $  4,439           $  3,639
   Accrued payroll and related                                                   2,213              1,986
   Other accrued liabilities                                                     2,233              1,681
                                                                              --------           --------
        Total current liabilities                                                8,885              7,306

Commitments and contingencies
Shareholders' equity:
   Preferred stock, no par value, 15,000,000 shares
    authorized, 2,631,579 issued and outstanding at
    March 31, 1997 and December 31, 1996 respectively                            5,000              5,000
   Common stock, no par value, 50,000,000 shares
    authorized; 20,228,915 and 20,224,540 shares issued
    and outstanding at March 31, 1997 and
    December 31, 1996 respectively                                              68,982             68,975
   Accumulated deficit                                                         (52,576)           (47,948)
                                                                              --------           --------
        Total shareholders' equity                                              21,406             26,027
                                                                              --------           --------
                                                                              $ 30,291           $ 33,333
                                                                              ========           ========

See accompanying notes

                          DIGITAL SOUND CORPORATION
                          --------------------------

                            STATEMENT OF OPERATIONS
                            -----------------------

                     (In thousands, except per share data)

                                                                                   Three Months Ended
                                                                       -----------------------------------------
                                                                       March 31,                       March 31,
                                                                          1997                            1996
                                                                       ---------                       ---------
                                                                                       (Unaudited)
Net sales                                                              $  3,359                        $  4,769
Cost of sales                                                             1,915                           1,890
                                                                       --------                        --------
    Gross margin                                                          1,444                           2,879

Selling, general and administrative                                       3,899                           3,049
Engineering and development                                               2,323                           2,070
                                                                       --------                        --------
                                                                          6,222                           5,119
                                                                       --------                        --------
Income (loss) from operations                                            (4,778)                         (2,240)
   Interest and other income                                                150                             344
                                                                       --------                        --------
Income (loss) before provision for income taxes                          (4,628)                         (1,896)

Provision for income taxes:                                                  -                               -

Net income (loss)                                                      $ (4,628)                       $ (1,896)
                                                                       ========                        ========
Net income (loss) per common and common
   equivalent share                                                    $   (.23)                       $   (.09)
                                                                       ========                        ========

Weighted average common and common
   equivalent shares outstanding                                         20,227                          20,008
                                                                       ========                        ========


See accompanying notes

                           DIGITAL SOUND CORPORATION
                           -------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                (In thousands)

                                                                                   Three Months Ended
                                                                       -----------------------------------------
                                                                       March 31,                       March 31,
                                                                          1997                            1996
                                                                       ---------                       ---------
                                                                                       (Unaudited)
Cash flows from operating activities
   Net income                                                          $  (4,628)                      $  (1,896)
   Adjustments to reconcile net income to
    net cash provided (used) by operations:
        Depreciation and amortization                                        171                             199
        Changes in operating assets and liabilities:
          Accounts receivable                                               (543)                           (682)
          Inventories                                                         88                            (221)
          Other current assets                                               (28)                            102
          Investment securities                                           (1,000)                              0
          Other assets                                                        30                           1,700
          Accounts payable                                                   800                            (648)
          Accrued payroll and related                                        227                               4
          Other accrued liabilities                                          552                             196
                                                                       ---------                       ---------
            Net cash provided (used) by
              operations                                                  (4,331)                         (1,246)
                                                                       ---------                       ---------

Cash flows from investing activities:
  (Additions to) disposition of
    property and equipment                                                (1,391)                            (52)
                                                                       ---------                       ---------
Cash flows from financing activities:
   Net proceeds from issuance of common stock                                  7                              12
                                                                       ---------                       ---------
   Net increase (decrease) in cash and equivalents                        (5,715)                         (1,286)

   Cash and equivalents at beginning of period                            18,187                          23,503
                                                                       ---------                       ---------
   Cash and equivalents at end of period                               $  12,472                       $  22,217
                                                                       =========                       =========



See accompanying notes

                           DIGITAL SOUND CORPORATION
                           -------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                                 March 31, 1997
                                 --------------

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

     The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year.

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

     Cash, cash equivalents and pledged cash   The Company considers as cash
equivalents only those investments that are short-term, highly liquid, readily convertible to cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The Company classifies as cash equivalents only those investments with maturities of three months or less. The Company pledged $1.0 million to facilitate a construction loan for the landlord to build new office space in its existing building. The Company anticipates these pledged funds to become available for general use in the second quarter of 1997.

     Operating Lease Agreements. Effective January 1997, the Company entered into master lease agreements with BancBoston Leasing Inc and Mellon US Leasing. The purpose of the lease agreements is to provide sale/lease-back financing for capital acquisitions for 1997. The lease agreements are for up to a combined $4.0 million in equipment purchases and the term of the lease is for 4 years. The lease agreements requires a cash collateral equal to the limit of the credit line which will be pledged in a certificate of deposit account in $1.0 million increments as required.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1996, as filed with the Securities and Exchange Commission.

NOTE 2.  Inventories
--------------------

     Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method) or market:

                                                 March 31,          December 31,
                                                   1997                1996
                                                ----------          ------------
                                                (Unaudited)
Raw materials and purchased parts                $   1,614           $   1,528
Work in process                                      1,645               1,815
Finished goods                                         124                 127
                                                 ---------           ---------
                                                 $   3,383           $   3,470
                                                 ---------           ---------


NOTE 3.  Per Share Information
------------------------------

     Earnings (loss) per common and common equivalent share is computed based upon the weighted average number of outstanding shares of common stock and common stock equivalents. Antidilutive common stock equivalents were excluded from this calculation for the periods in which a loss was incurred



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------


Results of Operations
---------------------

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
-------------------------------------------------------------------------------

     Net sales decreased 29.6% from $4.8 million in 1996 to $3.4 million in 1997. Compared to the first quarter of 1996, sales into the VIS market decreased by $1.1 million and sales into the CPE market decreased by $0.3 million. Combined sales of the VoiceServer 1110, VoiceServer 2110 and VoiceServer 3110 decreased from those of the prior period by $0.3 million while sales of system upgrades and enhancements and services decreased $1.1 million.

     Gross margin as a percentage of net sales decreased to 42.9% in the 1997 period as compared to 60.4% for the same period in 1996. System margins were down from 65.3% in the 1996 period to 41.6% in the first quarter of 1997 and system upgrades, enhancements and service margins were down from 58.5% in the first quarter of 1996 to 43.3% in the comparable period in 1997. Margins were affected by additional costs incurred due to a large international system installation and lower than planned manufacturing volume. System upgrades and enhancements and services were 78.0% of total sales in the first quarter of 1996 and 77.0% in the comparable period in 1997.

     Selling, general and administrative expenses increased from $3.0 million in 1996 to $3.9 million in 1997 as the Company invested in upgrading its personnel and capabilities primarily in Sales and Marketing. As a result of the increased investment and the lower volume in net sales, selling, general and administrative expenses were higher as a percentage of sales (116.0%) in 1997 as compared to 1996 (64.0%).

     Engineering and development expenses increased from $2.1 million in 1996 to $2.3 million in 1997. For 1997, engineering and development expenses reflect the Company's strategy of continued investment in new product development and product enhancements. As a result of the increase in spending for engineering development in 1997 and the lower volume in net sales, engineering and development expenses were higher as a percentage of sales in 1997 (69.0%) as compared to 1996 (43.4%).

     There was no provision for income taxes in the first quarter of 1997 due to the loss from operations. There was no provision for income taxes in the first quarter of 1996 due to the loss from operations.

     As a result of the above, the Company's net loss for the three months ended March 31, 1997 was $4.6 million as compared to a net loss of $1.9 million for the comparable period last year.

Factors That May Affect Future Results
--------------------------------------

Digital Sound operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. These risks are discussed in the Company's 1996 Annual Report To Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1996.

Liquidity and Capital Resources
-------------------------------

     For the three months ended March 31, 1997, net working capital was $13.5 million compared to $20.3 million at December 31, 1996. The level of net working capital resulted principally from a reduction in cash of $4.7 million, a reclassification of $1.0 million from current assets to investment securities pledged in connection with the lease agreement with BancBoston Leasing, an increase in accounts receivable of $0.5 million, an increase in accounts payable of $0.8 million and an increase in accrued payroll and other accrued liabilities of $0.8 million. The decrease in cash reflects the level of the Company's sales combined with the Company's continued commitment to investment in certain strategic long-term initiatives focusing on the development of new products, the enhancement of existing products and the strengthening of the Company' marketing and sales capabilities. The Company's goal is for these initiatives to begin showing concrete results by no later than the end of 1997. The level of sales achieved by the Company during the first quarter of 1997 and before has been insufficient to provide the Company with net cash from operations, and the Company does not expect to generate net cash from operations in 1997.

     At March 31, 1997, the Company had cash and investments of $13.5 million and no long term debt. During 1997, net cash used by operations was $4.3 million, which was offset by $0.2 million of interest earned on cash balances. Through March 31, 1997 capital expenditures were $1.4 million. Most of the capital expenditures are identified as qualifying for the sale/lease-back agreements described earlier in Note 1 to the financial statements under the heading "Operating Lease Agreements." The Company has never paid any cash dividends on its stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

                          PART II  - OTHER INFORMATION
                          ----------------------------

                           DIGITAL SOUND CORPORATION
                           -------------------------



Item 1.  Legal Proceedings
         -----------------

     As reported in Note 10 to the Company's financial statements included in the Company's 1996 Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996, the Company is involved in patent litigation with Theis Research, Inc. There were no material developments in this litigation during the quarter ended March 31, 1997.

Item 2.  Exhibits and Reports on Form 8-K
         --------------------------------

     a)  Exhibits
         --------

         10.45 - Lease Agreement by and between the Registrant and BancBoston Leasing, Inc. dated January 8, 1997.

     b)  Reports on Form 8-K
         -------------------

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 1997.



                                 DIGITAL SOUND CORPORATION



                                 By  /s/ Mark C. Ozur
                                   ---------------------------------------
                                         Mark C. Ozur
                                   President, Chief Executive Officer



                                 By  /s/ B. Robert Suh
                                   ---------------------------------------
                                         B. Robert Suh
                                   Vice President, Chief Financial Officer