Form 10-Q
period 1997-06-30
DIGITAL SOUND CORP
filed 1997-08-06
CIK 718576

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                   ________________________________________

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________  to  _____________

Commission File Number: 0-18280


                          DIGITAL SOUND  CORPORATION
                  -------------------------------------------
            (Exact name of Registrant as specified in its charter)


        California                                         95-3222624
-------------------------------                       ---------------------
(State or other jurisdiction of                          (I.R.S.  Employer
incorporation or organization)                          Identification No.)


6307 Carpinteria Avenue, Carpinteria,  California       93013
----------------------------------------------------------------------
(Address of principal executive offices)              Zip Code


Registrant's telephone number, including area code    (805) 566-2000
                                                    ---------------------


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


          The number of shares outstanding of Registrant's common stock as of July 31, 1996 was 20,386,004

                           DIGITAL SOUND CORPORATION
                           -------------------------


                               TABLE OF CONTENTS
                               -----------------

                                                                     Page Number
                                                                     -----------


PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements:

             Balance Sheets as of June 30, 1997                            3
             and December 31, 1996

             Statements of Operations for the                              4
             Three Months and Six Months ended
             June 30, 1997 and June 30, 1996


             Statements of Cash Flows for the                              5
             Six Months ended June 30, 1997
             and June 30, 1996


             Notes to Financial Statements                                 6


  Item 2.    Management's Discussion and Analysis of                       7
             Financial Condition and Results of Operations


PART II.     OTHER INFORMATION

  Item 1.    Legal proceedings                                            11

  Item 4.    Submission of Matters to a Vote of Security Holders          11

  Item 6.    Exhibits and Reports on Form 8-K                             12

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                           DIGITAL SOUND CORPORATION
                           -------------------------

                                BALANCE SHEETS
                                --------------

                      (In thousands, except share data)

                                                                 June 30,                December 31,
                                                                  1997                      1996
                                                             ---------------           ----------------
                                                               (Unaudited)
ASSETS
------
Current assets:
  Cash, cash equivalents and pledged cash                    $         8,314           $         18,187
  Accounts receivable, less allowance for
   doubtful accounts of $595 and $600 at
  June 30, 1997 and December 31, 1996, respectively                    5,900                      5,695
  Inventories                                                          4,021                      3,470
  Other current assets                                                   322                        299
                                                             ---------------           ----------------
     Total current assets                                             18,557                     27,651

Property and equipment, at cost:
  Computers and other equipment                                       11,922                     11,077
  Furniture and fixtures                                                 994                        982
  Leasehold improvements                                               1,235                      1,130
                                                             ---------------           ----------------
                                                                      14,151                     13,189
  Less accumulated depreciation and amortization                     (10,734)                   (10,733)
                                                             ---------------           ----------------
                                                                       3,417                      2,456

Investment securities                                                  1,500                          -
Other assets                                                           2,808                      3,226
                                                             ---------------           ----------------
  Total other assets                                                   4,308                      3,226
                                                             ---------------           ----------------
                                                             $        26,282           $         33,333
                                                             ===============           ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                           $         4,540           $          3,639
  Accrued payroll and related                                          2,339                      1,986
  Other accrued liabilities                                            1,582                      1,681
                                                             ---------------           ----------------
     Total current liabilities                                         8,461                      7,306

Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 15,000,000 shares
   authorized; 2,631,579 issued and outstanding at
   June 30, 1997 and December 31, 1996                                 5,000                      5,000
  Common stock, no par value, 50,000,000 shares
   authorized; 20,386,004 and 20,224,540 shares issued
   and outstanding at June 30, 1997 and
   December 31, 1996 respectively                                     69,082                     68,975

  Accumulated deficit                                                (56,261)                   (47,948)
                                                             ---------------           ----------------
     Total shareholders' equity                                       17,821                     26,027
                                                             ---------------           ----------------
                                                             $        26,282           $         33,333
                                                             ===============           ================

See accompanying notes
                                      -3-

                           DIGITAL SOUND CORPORATION
                           -------------------------

                            STATEMENT OF OPERATIONS
                            -----------------------

                     (In thousands, except per share data)

                                                               Three Months Ended                     Six Months Ended
                                                        ------------------------------         ------------------------------

                                                           June 30,          June 30,             June 30,          June 30,
                                                             1997              1996                 1997              1996
                                                        ------------      ------------         ------------      ------------
                                                                                      (Unaudited)
Net sales                                               $      5,068      $      5,036         $      8,427      $      9,805
Cost of sales                                                  2,125             1,528                4,040             3,418
                                                        ------------      ------------         ------------      ------------

     Gross margin                                              2,943             3,508                4,387             6,387

Selling, general and administrative                            3,923             3,395                7,823             6,444
Engineering and development                                    2,795             2,440                5,118             4,510
                                                        ------------      ------------         ------------      ------------
                                                               6,718             5,835               12,941            10,954
                                                        ------------      ------------         ------------      ------------
Income (loss) from operations                                 (3,775)           (2,327)              (8,554)           (4,567)

     Interest and other  income                                   90               292                  241               636
                                                        ------------      ------------         ------------      ------------

Income (loss) before provision for income taxes               (3,685)           (2,035)              (8,313)           (3,931)

Provision for income taxes:                                        -                 -                    -                 -
                                                        ------------      ------------         ------------      ------------

Net  income (loss)                                      $     (3,685)     $     (2,035)        $     (8,313)     $     (3,931)
                                                        ============      ============         ============      ============

Net income (loss) per common and common
  equivalent share                                      $       (.18)     $       (.10)        $       (.41)     $      (.20)
                                                        ============      ============         ============      ============

Weighted average common and common
  equivalent shares outstanding                               20,335            20,067               20,280            20,036
                                                        ============      ============         ============      ============


See accompanying notes

                           DIGITAL SOUND CORPORATION
                           -------------------------

                            STATEMENT OF CASH FLOWS
                            -----------------------

                                (In thousands)


                                                                              Six Months Ended
                                                                ----------------------------------------------

                                                                    June 30,                       June 30,
                                                                     1997                           1996
                                                                ---------------                ---------------
                                                                                 (Unaudited)
Cash flows from operating activities
  Net income                                                    $        (8,313)               $        (3,931)
  Adjustments to reconcile net income to
   net cash provided (used) by operations:
     Depreciation and amortization                                          388                            154
     Changes in operating assets and liabilities:
        Accounts receivable                                                (205)                        (2,078)
        Inventories                                                        (551)                           (66)
        Other current assets                                                (23)                           127
        Other assets                                                         30                          1,925
        Accounts payable                                                    901                           (938)
        Accrued payroll and related                                         353                            336
        Other accrued liabilities                                           (99)                           132
                                                                ---------------                ---------------

            Net cash provided (used) by
            operations                                                  (7,519)                        (4,339)
                                                                ---------------                ---------------

Cash flows from investing activities:
  Additions to investment securities                                     (1,500)
  Additions to property and equipment                                      (961)                           (83)
                                                                ---------------                ---------------
            Net cash used for investing activities                       (2,461)                           (83)

Cash flows from financing activities:
  Net proceeds from issuance of common stock                                107                            108
                                                                ---------------                ---------------

  Net decrease in cash and equivalents                                   (9,873)                        (4,314)

  Cash and equivalents at beginning of period                            18,187                         23,503
                                                                ---------------                ---------------

  Cash and equivalents at end of period                         $         8,314                $        19,189
                                                                ===============                ===============

See accompanying notes

                           DIGITAL SOUND CORPORATION
                           -------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 JUNE 30, 1996
                                 -------------

                                  (Unaudited)


NOTE  1.  General
-----------------

     All interim financial data is unaudited, but in the opinion of the Company such unaudited statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nevertheless, the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading.

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

     Cash, cash equivalents and pledged cash   The Company considers as cash
equivalents only those investments that are short-term, highly liquid, readily convertible to cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The Company classifies as cash equivalents only those investments with maturities of three months or less. The Company pledged $1.0 million to facilitate a construction loan for its landlord to build new office space in its existing building. The Company anticipates these pledged funds to become available for general use by October 31, 1997. The Company also pledged $1.0 million and $0.5 million, respectively, to facilitate the BancBoston and Mellon US Lease agreements.

     Operating Lease Agreements. Effective January 1997, the Company entered into master lease agreements with BancBoston Leasing Inc and Mellon US Leasing ("the Lease Agreements"). The purpose of the Lease Agreements is to provide sale/leaseback financing for the purpose of capital acquisitions for 1997. The BancBoston sale/leaseback agreement is for a total of $3.0 million in capital equipment purchases and the term of the lease is 48 months. The terms of the BancBoston sale/leaseback agreement requires a cash collateral equal to the limit of the credit line which will be pledged in a certificate of deposit account in $1.0 million dollar increments. The Company has utilized $1.0 million of the BancBoston sale/leaseback agreement as of 6/30/97.

The Mellon US Leasing sale/leaseback agreement is for $1.0 million in equipment purchases and the term of the lease is for 30 months. The sale/leaseback agreement requires a Letter of Credit equal to 50% of the limit of the credit line which has been pledged. Bank of America has provided the Company with this Letter of Credit, which is 100% collateralized by the Company's certificate of deposit. The Company has fully utilized the Mellon US Leasing sale/leaseback agreement as of June 30, 1997.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended December 31,1996, as filed with the Securities and Exchange Commission.

NOTE 2.  Inventories
--------------------

     Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method) or market:

                                                  June 30,                  December 31,
                                                    1997                        1996
                                                -----------                 ------------
                                                (Unaudited)
Raw materials and purchased parts                  $1,703                       $1,528
Work in process                                     2,075                        1,815
Finished goods                                        243                          127
                                                   ------                       ------
                                                   $4,021                       $3,470
                                                   ======                       ======

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


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------



Results of Operations
---------------------

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996
-----------------------------------------------------------------------------

     Net sales increased 1.0% from $5.0 million in 1996 to $5.1 million in 1997. Compared to the second quarter of 1996, sales into the VIS market were unchanged and sales into the CPE market increased by $0.1 million. Combined sales of the VoiceServer 1110, VoiceServer 2110 and VoiceServer 3110 were unchanged from those of the prior period while sales of system upgrades and enhancements and services increased $0.1 million.

     Gross margin as a percentage of net sales decreased to 58.1% in the 1997 period as compared to 70.0% for the same period in 1996. System margins were down from 56.5% in the 1996 period to 43.7% in the second quarter of 1997 and system upgrades, enhancements and service margins were down from 75.5% in the second quarter of 1996 to 63.9% in the comparable period in 1997. Margins were decreased because software sales were unusually high in the same period in 1996; software is a higher margin product than hardware. System upgrades and enhancements and services were 69.6% of total sales in the second quarter of 1996 and 71.1% in the comparable period in 1997.

     Selling, general and administrative expenses increased from $3.4 million in 1996 to $3.9 million in 1997 as the Company invested in upgrading its personnel and capabilities primarily in Sales and Marketing. As a result of the increased investment and the lower volume in net sales, selling, general and administrative expenses were higher as a percentage of sales (77.4%) in 1997 as compared to 1996 (67.4%).

     Engineering and development expenses increased from $2.4 million in 1996 to $2.8 million in 1997. For 1997, engineering and development expenses reflect the Company's strategy of continued investment in new product development and product enhancements. As a result of the increase in spending for engineering development in 1997 and the lower volume in net sales, engineering and development expenses were higher as a percentage of sales in 1997 (55.2%) as compared to 1996 (48.5%).

     There was no provision for income taxes in the second quarter of 1997 due to the loss from operations.

     As a result of the above, the Company's net loss for the three months ended June 30, 1997 was $3.7 million as compared to a net loss of $2.0 million for the comparable period last year.


Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996
-------------------------------------------------------------------------

     Net sales decreased 14.0% from $9.8 million in 1996 to $8.4 million in 1997. Compared to 1996, sales into the VIS market decreased by $1.2 million and sales into the CPE market decreased by $0.2 million. Combined sales of the VoiceServer 1110, VoiceServer 2110 and VoiceServer 3110 decreased from those of the prior period by $0.4 million while sales of system upgrades and enhancements and services decreased $1.0 million.

     Gross margin as a percentage of net sales decreased to 52.1% in the 1997 period as compared to 65.1% for the same period in 1996. System margins were down from 50.8% in the 1996 period to 47.0% in 1997 and system upgrades, enhancements and service margins were down from 70.1% in 1996 to 53.9% in the comparable period in 1997. Margins were affected by lower than planned manufacturing volume. System upgrades and enhancements and services were 74.0% of total sales in 1996 and 74.0% in the comparable period in 1997.

     Selling, general and administrative expenses increased from $6.4 million in 1996 to $7.8 million in 1997 as the Company invested in upgrading its personnel and capabilities primarily in Sales and Marketing. As a result of the increased investment and the lower volume in net sales, selling, general and administrative expenses were higher as a percentage of sales (93.0%) in 1997 as compared to 1996 (65.7%).

     Engineering and development expenses increased from $4.5 million in 1996 to $5.1 million in 1997. For 1997, engineering and development expenses reflect the Company's strategy of continued investment in new product development and product enhancements. As a result of the increase in spending for engineering development in 1997 and the lower volume in net sales, engineering and development expenses were higher as a percentage of sales in 1997 (60.7%) as compared to 1996 (46.0%).

     There was no provision for income taxes in the second quarter of 1997 due to the loss from operations.

     As a result of the above, the Company's net loss for the six months ended June 30, 1997 was $8.3 million as compared to a net loss of $3.9 million for the comparable period last year.

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

     The market for voice processing and messaging systems is in a period of transition. Budgetary constraints, uncertainties resulting from the introduction of new technologies in the telecommunications environment and changes in the government regulations have increased uncertainties in the market. Significant changes in the domestic U.S. industry as a result of the 1996 Telecommunications act make planning decisions more difficult and increase the risk inherent in the planning process.

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

The international portion of the Company's business, which represented 8.0% of revenues for the year ending June 30, 1997, is subject to a number of inherent risks, including difficulties in building and managing international operations and international reseller networks and international service and support of the Company's products, difficulties or delays in translating products into foreign languages, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in international markets. Although the majority of international transactions are performed through confirmed letters of credit, due to the competitive environment in the international marketplace, certain international customers may require longer payment terms; and as a result, days sales outstanding may periodically extend beyond ninety days on amounts due from these customers.

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

     The Company has historically derived a significant portion of its revenue and operating profit from a relatively small number of customers. Thru June 30, 1997, the Company derived 51.7% of its revenue from a single customer. International proposals for large system installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain a particular proposal award is inherently difficult to predict. The Company believes that the opportunities for these installations will continue to grow and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual proposal award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may, accordingly, exhibit a higher degree of volatility than the operating results of other companies in its industry that have adopted different strategies. Although the Company is actively pursuing a number of opportunities both in and out of the United States, both the timing of any eventual opportunities and the probability of the Company's receipts of significant purchase orders are uncertain. The degree of dependence by the Company on large orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

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

     Finally the Company has not been operating profitably. The Company's strategy has been to develop new technology and to expand its marketing capabilities, with the goal of creating successful new products and marketing them effectively, thereby returning the Company to profitability. The Company's on-going investments in technology and marketing require funds and the Company's financial resources are limited so that the Company's funds will be exhausted if the Company's strategy does not succeed in returning the Company to profitability or otherwise enable it to raise additional working capital.

Liquidity and Capital Resources
-------------------------------

     For the six months ended June 30, 1997, net working capital decreased by $10.2 million to $10.1 million compared to $20.3 million at December 31, 1996. The level of net working capital resulted principally from a reduction in cash of $8.4 million, a reclassification of $1.5 million from current assets to investment securities pledged in connection with the tax advantaged lease agreement with BancBoston Leasing and Mellon US Leasing, an increase in accounts receivable of $0.2 million, an increase in accounts payable of $0.9 million and an increase in accrued payroll and other accrued liabilities of $0.4 million. The decrease in cash reflects the level of the Company's sales combined with the Company's continued commitment to investment in certain strategic long-term initiatives focusing on the development of new products, the enhancement of existing products and the strengthening of the Company' marketing and sales capabilities. The Company's goal is for these initiatives to begin showing concrete results by no later than the end of 1997. The level of sales achieved by the Company during the first half of 1997 and before has been insufficient to provide the Company with net cash from operations, and the Company does not expect to generate net cash from operations in 1997. If the Company's strategic initiatives do not succeed in enabling the Company to generate net cash from operations before the Company's cash resources have been substantially depleted, the Company will have to adopt one or more alternatives, such as reducing its scale of operations, seeking additional equity capital or otherwise restructuring. There can be no assurance these alternatives could be effected at that time in a manner favorable to the Company, if at all.

     At June 30, 1997, the Company had cash and investments of $9.8 million and no long term debt. $1.5 million of this cash was held as collateral under the sale/leaseback agreements and is classified as "Investment securities" on the Company's balance sheet for the period ending June 30, 1997. An additional $1.0 million is held as collateral for a construction loan obtained by the landlord of the Company's Carpinteria facility. The Company expects this $1.0 million to be accessible by October 31, 1997, but there can be no guarantee that this will be the case. During 1997, net cash used by operations was $ 7.5 million. Through June 30, 1997 capital expenditures were $ 1.0 million. The Company has never paid any cash dividends on its stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.


                          PART II  - OTHER INFORMATION
                          ----------------------------

                           DIGITAL SOUND CORPORATION
                           -------------------------


Item 1.  Legal Proceedings
         -----------------

     As reported in Note 10 to the Company's financial statements included in the Company's 1996 Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1996, the Company is involved in patent litigation with Theis Research, Inc. No material developments have occurred in 1997.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         a) The Annual Meeting of Shareholders of Digital Sound Corporation was held on May 23, 1997.

         b) Matters voted on at the meeting and votes cast on each were as follows:

                                                                                   VOTES
                                                                    --------------------------------
                                                                       For       Withhold Authority
                                                                    ----------   -------------------
     1.  To elect directors of the Company:
            John D. Beletic                                         16,546,621               758,920
            Bandel L. Carano                                        16,545,821               759,720
            J. David Hann                                           16,546,621               758,920
            Mark C. Ozur                                            16,546,621               758,920
            Frederick J. Warren                                     16,546,621               758,920

                                                                                                       Broker
                                                                        For       Against    Abstain   Non-votes
                                                                    ----------   ---------   -------   ---------
     2.  To approve an amendment to the                              5,386,949   2,552,095   143,435   9,223,062
     Company's 1983 Stock Option Plan
     to increase the number of shares of the
     Company's Common Stock available
     under the Plan from 5,700,000 to
     6,500,000 shares.

                                                                                                       Broker
                                                                       For        Against    Abstain   Non-votes
                                                                    ----------   ---------   -------   ---------
     To approve an amendment to the                                  6,707,412   1,284,150    90,917   9,223,062
     Employee Stock Purchase Plan to
     increase the number of shares of the
     Company's Common Stock available
     under the Plan from 1,500,000 to
     2,000,000 shares

                                                                       For        Against    Abstain
                                                                    ----------   ---------   -------
     3.  To ratify the appointment of                               14,568,611     278,327    48,507
     Ernst & Young as independent
     public accountants for the
     Company for the current fiscal year.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)  Exhibits
             --------

             10.46   Amendment to the Registrant's 1983 Stock Option Plan.
             10.47   Amendment to the Registrant's Employee Stock Purchase Plan.
             10.48   Amendment to the Registrant's Employee Stock Purchase Plan.

         b) Reports on Form 8-K
            -------------------

            No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 1997.



                                     DIGITAL SOUND CORPORATION



                                     By  /s/    Mark C. Ozur
                                       -------------------------
                                             Mark C. Ozur
                                       President, Chief Executive Officer


                                     By  /s/   B. Robert Suh
                                       -------------------------
                                            B. Robert Suh
                                       Vice President, Finance and
                                        Chief Financial Officer