Form 10-Q
period 1997-09-30
DIGITAL SOUND CORP
filed 1997-11-12
CIK 718576

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                   ----------------------------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1997

                                      or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________  to  _____________

Commission File Number: 0-18280


                           DIGITAL SOUND CORPORATION
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         California                                    95-3222624
-------------------------------                   --------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


6307 Carpinteria Avenue, Carpinteria, California         93013
----------------------------------------------------------------------
(Address of principal executive offices)               Zip Code


Registrant's telephone number, including area code    (805) 566-2000
                                                   -------------------


                                Not Applicable
----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


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

     The number of shares outstanding of Registrant's common stock as of October 31, 1997 was 20,386,004

                           DIGITAL SOUND CORPORATION
                           -------------------------

                               TABLE OF CONTENTS
                               -----------------


                                                                     Page Number
                                                                     -----------
PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Balance Sheets as of September 30, 1997                       3
            and December 31, 1996

            Statements of Operations for the                              4
            Three Months and Nine Months ended
            September 30, 1997 and September 30, 1996


            Statements of Cash Flows for the                              5
            Nine Months ended September 30, 1997
            and September 30, 1996


            Notes to Financial Statements                                 6


   Item 2.  Management's Discussion and Analysis of                       8
            Financial Condition and Results of Operations


PART II.    OTHER INFORMATION

   Item 1.  Legal proceedings                                            12

   Item 6.  Exhibits and Reports on Form 8-K                             12

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

                           DIGITAL SOUND CORPORATION
                           -------------------------

                                BALANCE SHEETS
                                --------------

                       (In thousands, except share data)

                                                      September 30,     December 31,
                                                          1997             1996
                                                      -------------     ------------
                                                       (Unaudited)
ASSETS
------
Current assets:
  Cash, cash equivalents and pledged case                $  2,895          $ 18,187
  Accounts receivable, less allowance for doubtful
   accounts of $394 and $600 at September 30, 1997
   and December 31, 1996, respectively                      5,539             5,695
  Inventories                                               5,751             3,470
  Other current assets                                        230               299
                                                         --------          --------
     Total current assets                                  14,415            27,651

Property and equipment, at cost:
  Computers and other equipment                            11,794            11,077
  Furniture and fixtures                                    1,001               982
  Leasehold improvements                                    1,353             1,130
                                                         --------          --------
                                                           14,148            13,189
  Less accumulated depreciation and amortization          (10,426)          (10,733)
                                                         --------          --------
                                                            3,722             2,456
Investment securities                                       1,775               --
Other assets                                                2,961             3,226
                                                         --------          --------
     Total other assets                                     4,736             3,226
                                                         --------          --------
                                                         $ 22,873          $ 33,333
                                                         ========          ========
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                       $  5,411          $  3,639
  Accrued payroll and related                               2,869             1,986
  Other accrued liabilities                                 1,862             1,681
                                                         --------          --------
     Total current liabilities                             10,142             7,306

Commitments and contingencies
Shareholders' equity:
  Preferred stock, no par value, 15,000,000 shares
   authorized; 2,631,579 issued and outstanding at
   September 30, 1997 and December 31, 1996                 5,000             5,000
  Common stock, no par value, 50,000,000 shares
   authorized; 20,386,004 and 20,224,540 shares
   issued and outstanding at September 30, 1997
   and December 31, 1996 respectively                      69,082            68,975
  Accumulated deficit                                     (61,351)          (47,948)
                                                         --------          --------
     Total shareholders' equity                            12,731            26,027
                                                         --------          --------
                                                         $ 22,873          $ 33,333
                                                         ========          ========

See accompanying notes

                           DIGITAL SOUND CORPORATION
                           -------------------------

                            STATEMENT OF OPERATIONS
                            -----------------------

                     (In thousands, except per share data)


                                                        Three Months Ended                     Nine Months Ended
                                                   ------------------------------       -------------------------------
                                                   September 30,    September 30,       September 30,     September 30,
                                                       1997             1996                1997              1996
                                                   -------------    -------------       -------------     -------------
                                                                                (Unaudited)
Net sales                                           $ 5,890           $ 6,369              $ 14,317           $16,174

Cost of sales                                         3,241             2,458                 7,281             5,873
                                                    -------           -------              --------           -------
  Gross margin                                        2,649             3,911                 7,036            10,301

Selling, general and administrative                   4,481             3,295                12,304             9,741

Engineering and development                           3,261             2,298                 8,379             6,808
                                                    -------           -------              --------           -------
                                                      7,742             5,593                20,683            16,549
                                                    -------           -------              --------           -------
Income (loss) from operations                        (5,093)           (1,682)              (13,647)           (6,248)

  Interest and other income                               4               248                   244               884
                                                    -------           -------              --------           -------

Income (loss) before provision for income taxes      (5,089)           (1,434)              (13,403)           (5,364)

Provision for income taxes:                             --                --                    --                --
                                                    -------           -------              --------           -------

Net income (loss)                                   $(5,089)          $(1,434)             $(13,403)          $(5,364)
                                                    =======           =======              ========           =======
Net income (loss) per common and common
 equivalent shares                                  $  (.25)          $  (.07)             $   (.66)          $  (.27)
                                                    =======           =======              ========           =======
Weighted average common and common equivalent
 shares outstanding                                  20,386            30,093                20,315            20,055
                                                    =======           =======              ========           =======

See accompanying notes

                           DIGITAL SOUND CORPORATION

                            STATEMENT OF CASH FLOWS

                                (In thousands)


                                                              Nine Months Ended
                                                       --------------------------------
                                                       September 30,      September 30,
                                                           1997               1996
                                                       -------------      -------------
                                                                (Unaudited)
Cash flows from operating activities                      $(13,403)          $(5,364)
  Net income
  Adjustments to reconcile net income to
   net cash provided (used) by operations:
    Depreciation and amortization                              352               271
    Changes in operating assets and liabilities:
      Accounts receivable                                      156            (2,751)
      Inventories                                           (2,281)              826
      Other current assets                                      69               153
      Other assets                                            (394)            2,226
      Accounts payable                                       1,772              (839)
      Accrued payroll and related                              883               710
      Other accrued liabilities                                181               251
                                                          --------           -------
        Net cash provided (used) by operations             (12,665)           (4,517)
                                                          --------           -------
Cash flows from investing activities:
  Additions to investment securities                        (1,775)
  Additions to property and equipment                         (959)             (255)
                                                          --------           -------
        Net cash used for investing activities              (2,734)             (255)

Cash flows from financing activities:
  Net proceeds from issuance of common stock                   107               108
                                                          --------           -------
  Net decrease in cash and equivalents                     (15,292)            4,664
  Cash and equivalents at beginning of period               18,187            23,503
                                                          --------           -------
  Cash and equivalents at end of period                   $  2,895           $18,839
                                                          ========           =======

See accompanying notes.

                           DIGITAL SOUND CORPORATION
                           -------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                              SEPTEMBER 30, 1997
                              ------------------

                                  (Unaudited)

NOTE 1.  General
----------------

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

     Principles of consolidation. The consolidated financial statements include the accounts of Digital Sound Corporation (the Company) and its wholly owned subsidiaries Digital Sound International and Pulsepoint Communications Malaysia. All significant intercompany transactions and balances have been eliminated.

     Short term investments. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company adopted the provisions of SFAS 115 for investments held as of December 31, 1995. The adoption had no effect on the financial statements. Short term investments (principally commercial paper and discount notes with maturity dates generally within 90 days that are considered cash equivalents) are classified as "held to maturity" based on the Company's positive intent and ability to hold the securities until maturity. The securities are presented at amortized cost which approximates fair value. Amortization and interest on securities classified as "held to maturity" is included in investment income.

     Cash, cash equivalents and pledged cash. The Company considers as cash equivalents only those investments that are short-term, highly liquid, readily convertible to cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The Company classifies as cash equivalents only those investments with maturities of three months or less. The Company pledged $1.0 million of cash and cash equivalents to facilitate a construction loan for its landlord to build new office space in its existing building. The Company anticipates these pledged funds to become available for general use by November 30, 1997. The Company also pledged $1.3 million and $0.5 million of cash and cash equivalents, respectively, to facilitate the BancBoston and Mellon US Lease agreements.

     Operating Lease Agreements. Effective January 1997, the Company entered into master lease agreements with BancBoston Leasing Inc and Mellon US Leasing ("the Lease Agreements"). The purpose of the Lease Agreements is to provide sale/leaseback financing for the purpose of capital acquisitions for 1997. The BancBoston sale/leaseback agreement is for a total of $3.0 million in capital equipment purchases and the term of the lease is 48 months. The terms of the BancBoston sale/leaseback agreement require cash collateral equal to the acquisition cost of the equipment leased. The Company has utilized $1.275 million of the BancBoston sale/leaseback agreement as of September 30, 1997.

The Mellon US Leasing sale/leaseback agreement is for $1.0 million in equipment purchases and the term of the lease is for 30 months. The sale/leaseback agreement requires a Letter of Credit equal to 50% of the limit of the credit line ($0.5 million) which has been pledged. Bank of America has provided the Company with this Letter of Credit, which is 100% collateralized by the Company's certificate of deposit. The Company has fully utilized the Mellon US Leasing sale/leaseback agreement as of September 30, 1997.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended December 31,1996, as filed with the Securities and Exchange Commission.

NOTE 2.  Inventories
--------------------

     Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method) or market:

                                    September 30,       December 31,
                                        1997                1996
                                    -------------       ------------
                                     (Unaudited)
Raw materials and purchased parts       $3,141              $1,528
Work in process                          2,458               1,815
Finished goods                             152                 127
                                        ------              ------
                                        $5,751              $3,470
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

NOTE 4.  Subsequent Events
--------------------------

     On July 28, 1997, the Company entered into a Security and Loan Agreement ("the Credit Line") with Imperial Bank for the purpose of obtaining a credit line of $5,000,000. The credit line was secured by substantially all of the assets of the Company, and allowed for borrowings of up to the lesser of $2,000,000 or an amount equal to 50% of eligible domestic accounts receivable. Interest under the Credit Line was at the prime rate plus 0.5% (one-half per cent). The Credit Line also allowed for borrowing up to the lesser of $3,000,000 or an amount equal to 90% of eligible foreign accounts receivable and inventory. Borrowings under the Credit Line were subject to certain financial covenants and restrictions on receivables, financial guarantees, and other related items.

     On October 30, 1997, the Company was in violation of certain of the financial covenants of the Credit Line. There were no borrowings under the Credit Line at that time. On October 31, 1997, the Company entered into an amendment to its $5.0 million line of credit from Imperial Bank providing for a relaxation of certain financial covenants. The amendments also allowed for borrowing up to $5,000,000 or an amount equal to 65% of eligible accounts receivable, foreign or domestic. The interested charged under the Credit Line was increased to prime plus 2.0% (two per cent). Although there can be no assurance, the Company expects to be in compliance with all covenants contained in the amended agreement through the end of 1997. As of November 10, 1997, borrowings under the line aggregated $0.5 million approximately. In connection with the agreement, the Company issued a warrant to Imperial Bank for the purchase of 300,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. The terms of the warrant provide for "full ratchet" antidilution for 180 days after its issuance and for "weighted average" antidilution thereafter, subject to certain exceptions. In the event the Company issues convertible preferred stock to investors on or before April 30, 1998 in a financing aggregating more than $1 million of gross proceeds, the warrant will become exercisable for shares of the same class and series as those issued in such financing, and the exercise price of the warrant will be adjusted to reflect the price (on a fully converted basis) at which such shares were issued to such investors, if such price is lower than the adjusted exercise price of the warrant at the time of such issuance. The line expires in June 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
---------------------

Three Months Ended September 30, 1997 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1996
--------

     Net sales decreased 7.5% from $6.4 million in the 1996 quarter to $5.9 million in the 1997 quarter. Compared to the third quarter of 1996, sales into the VIS market decreased by $0.5 million and sales into the CPE market essentially stayed the same. Combined sales of the VoiceServer 1110, VoiceServer 2110 and VoiceServer 3110 decreased by $3.0 million while sales of system upgrades and enhancements and services increased $2.5 million.

     Gross margin as a percentage of net sales decreased to 45.0% in the 1997 period as compared to 61.4% for the same period in 1996. System margins were down from 58.1% in the 1996 period to 51.6% in the third quarter of 1997 and system upgrades, enhancements and service margins were down from 66.3% in the third quarter of 1996 to 48.9% in the comparable period in 1997. Margins decreased because software sales were high in the same period in 1996; software is a higher margin product than hardware. System upgrades and enhancements and services were 39.7% of total sales in the third quarter of 1996 and 85.5% in the comparable period in 1997.

     Selling, general and administrative expenses increased from $3.3 million in the 1996 period to $4.5 million in the 1997 period as the Company invested in upgrading its personnel and capabilities primarily in Sales and Marketing. As a result of these expenses and the lower volume in net sales, selling, general and administrative expenses were higher as a percentage of sales (76.1%) in the 1997 quarter as compared to the 1996 quarter (51.7%).

     Engineering and development expenses increased from $2.3 million in the 1996 quarter to $3.3 million in the 1997 quarter. Engineering and development expenses reflect the Company's strategy of continued investment in new product development and product enhancements. As a result of the increase in spending for engineering development in 1997 and the lower volume in net sales, engineering and development expenses were higher as a percentage of sales in the 1997 quarter (55.4%) as compared to the 1996 quarter (36.1%).

     There was no provision for income taxes in the third quarter of 1997 due to the loss from operations.

     As a result of the above, the Company's net loss for the three months ended September 30, 1997 was $5.1 million as compared to a net loss of $1.4 million for the comparable period last year.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
1996
----

     Net sales decreased 11.5% from $16.2 million in the 1996 period to $14.3 million in the 1997 period. Compared to 1996, sales into the VIS market decreased by $1.9 million and sales into the CPE market decreased by $0.1 million. Combined sales of the VoiceServer 1110, VoiceServer 2110 and VoiceServer 3110 decreased from those of the prior period by $3.3 million while sales of system upgrades and enhancements and services increased $1.5 million.

     Gross margin as a percentage of net sales decreased to 49.1% in the 1997 period as compared to 63.7% for the same period in 1996. System margins were down from 48.3% in the 1996 period to 44.7% in 1997 and system upgrades, enhancements and service margins were down from 73.9% in 1996 to 53.8% in the comparable period in 1997. Margins were affected by lower than planned manufacturing volume. System upgrades and enhancements and services were 60.3% of total sales in 1996 and 78.5% in the comparable period in 1997.

     Selling, general and administrative expenses increased from $9.7 million in 1996 to $12.3 million in 1997 as the Company invested in upgrading its personnel and capabilities primarily in Sales and Marketing. As a result of these expenses and the lower volume in net sales, selling, general and administrative expenses were higher as a percentage of sales (85.9%) in 1997 as compared to the comparable period in 1996 (60.2%).

     Engineering and development expenses increased from $6.8 million in 1996 to $8.4 million in the 1997 period. Engineering and development expenses reflect the Company's strategy of continued investment in new product development and product enhancements. As a result of the increase in spending for engineering development in 1997 and the lower volume in net sales, engineering and development expenses were higher as a percentage of sales in 1997 (58.5%) as compared to the comparable period in 1996 (42.1%).

     There was no provision for income taxes in the first three quarters of 1997 due to the loss from operations.

     As a result of the above, the Company's net loss for the nine months ended September 30, 1997 was $13.4 million as compared to a net loss of $5.4 million for the comparable period last year.

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

The international portion of the Company's business is subject to a number of inherent risks, including difficulties in building and managing international operations and international reseller networks and international service and support of the Company's products, difficulties or delays in translating products into foreign languages, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in international markets. Although the majority of international transactions are performed through confirmed letters of credit, due to the competitive environment in the international marketplace, certain international customers may require longer payment terms; and as a result, days sales outstanding may periodically extend beyond ninety days on amounts due from these customers.

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

     The Company has historically derived a significant portion of its revenue and operating profit from a relatively small number of customers. Thru September 30, 1997, the Company derived 57.1% of its revenue from a single customer. International proposals for large system installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain a particular proposal award is inherently difficult to predict. The Company believes that the opportunities for these installations will continue to grow and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual proposal award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may, accordingly, exhibit a higher degree of volatility than the operating results of other companies in its industry that have adopted different strategies. Although the Company is actively pursuing a number of opportunities both in and out of the United States, both the timing of any eventual opportunities and the probability of the Company's receipts of significant purchase orders are uncertain. The degree of dependence by the Company on large orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

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

     Finally, the Company has not been operating profitably. The Company's strategy has been to develop new technology and to expand its marketing capabilities, with the goal of creating successful new products and marketing them effectively, thereby returning the Company to profitability. The Company's on-going investments in technology and marketing require funds and the Company's financial resources are limited so that the Company's funds will be exhausted if the Company is unable to raise additional working capital. See "Liquidity and Capital Resources" below.

Liquidity and Capital Resources
-------------------------------

     For the nine months ended September 30, 1997, net working capital decreased by $16.0 million to $4.3 million compared to $20.3 million at December 31, 1996. The level of net working capital resulted principally from a reduction in cash of $15.3 million, an increase in accounts payable of $1.8 million and an increase in accrued payroll and other accrued liabilities of $1.0 million. The decrease in cash reflects the level of the Company's sales combined with the Company's continued commitment to investment in certain strategic long-term initiatives focusing on the development of new products, and the strengthening of the Company' marketing and sales capabilities. The Company's goal is for these initiatives to begin showing concrete results by no later than the end of 1997. The level of sales achieved by the Company during the first nine months of 1997 and before has been insufficient to provide the Company with net cash from operations, and the Company does not expect to generate net cash from operations in 1997. The Company's strategic initiatives will not succeed in enabling the Company to generate net cash from operations before the Company's cash resources have been substantially depleted. The Company is actively seeking additional financing from a variety of potential sources. Any such financing is likely to involve a substantial issuance of equity securities or securities convertible into equity securities and is likely to have a substantial dilutive effective on the current holders of the Company's Common Stock and to involve covenants and conditions that would provide various rights and preferences to the investors in any such financing that would not be shared by the current holders of the Company's Common Stock. There can be no assurance that the Company will be able to obtain such additional financing in a timely manner on terms favorable to the Company, or at all. If the Company is unable to obtain such financing, it may be required to undertake strategic or restructuring alternatives that could provide little or not return to the current holders of the Company's Common Stock.

     At September 30, 1997, the Company had cash and investments of $4.7 million and no long term debt. $1.8 million of this cash was held as collateral under the sale/leaseback agreements and is classified as "Investment securities" on the Company's balance sheet for the period ending September 30, 1997. An additional $1.0 million is held as collateral for a construction loan obtained by the landlord of the Company's Carpinteria facility. The Company expects this $1.0 million to be accessible by November 30, 1997, but there can be no guarantee that this will be the case. During the first three quarters of 1997, net cash used by operations was $ 12.7 million. Through September 30, 1997 capital expenditures were $ 1.0 million. The Company has never paid any cash dividends on its stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     a)  Exhibits
         --------

     10.49 Line of Credit Agreement between Registrant and Imperial Bank dated July 28, 1997.
     10.50 Security and Loan Agreement Domestic Facility by and between Registrant and Imperial Bank dated July 28, 1997.
     10.51 First Amendment and Waiver to Digital Sound Corporation Credit Terms and Conditions by and between Registrant and Imperial Bank dated October 30, 1997.
     10.52 First Amendment to Security and Loan Agreement, Domestic Credit by and between Registrant and Imperial Bank dated October 30, 1997.
     10.53 Warrant Purchase Agreement by and between Registrant and Imperial Bank dated October 30, 1997.
     10.54 Antidilution Agreement by and between Registrant and Imperial Bank dated October 30, 1997.
     10.55 Registration Rights Agreement by and between Registrant and Imperial Bank dated October 30, 1997

     b)  Reports on Form 8-K
         -------------------

         No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 11, 1997.


                                        DIGITAL SOUND CORPORATION



                                        By       /s/ Mark C. Ozur
                                        -------------------------
                                                     Mark C. Ozur
                                          President, Chief Executive Officer


                                        By       /s/ B. Robert Suh
                                        --------------------------
                                                     B. Robert Suh
                                          Vice President, Finance and Chief
                                          Financial Officer