Form 10-K405
period 1997-12-31
DIGITAL SOUND CORP
filed 1998-02-25
CIK 718576

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]
       For the fiscal year ended December 31, 1997.
       OR
(  )   Transition Report Pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 [FEE REQUIRED]

For the transition period from __________________ to _________________

Commission File Number: 0-18280
                        -------

                           DIGITAL SOUND CORPORATION
                   -----------------------------------------
            (Exact name of Registrant as specified in its charter)

        California                                     95-3222624
-------------------------------                     ----------------
(State or other jurisdiction of                     (I.R.S. Employer)
incorporation or organization)                      Identification No.)

6307 Carpinteria Avenue, Carpinteria, California         93013
------------------------------------------------    ----------------
   (Address of principal executive offices)            (Zip Code)


                                (805) 566-2000
             ---------------------------------------------------
             (Registrant's telephone number, including area code)


          Securities registered pursuant to Section 12(b) of the Act:

                                     None
                                     ----

          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------
                                (Title of class)

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes          X                                      No
        ---------------                                    ---------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant as of January 22, 1998 was approximately $28,967,294

The number of shares outstanding of Registrant's common stock as of January 22, 1998: 20,561,593.


Documents Incorporated by Reference:
------------------------------------

Part of the following document is incorporated by reference to Part III of the Form 10-K Report: Proxy Statement for Registrant's 1998 Annual Meeting of Stockholders (the "1998 Proxy Statement").

                            DIGITAL SOUND CORPORATION
                           Annual Report on Form 10-K
                                December 31, 1997

                                TABLE OF CONTENTS



                                                    PART I
                                                                                                             Page
                                                                                                             ----
Item 1.             Business..............................................................................    1
Item 2.             Properties............................................................................    7
Item 3.             Legal Proceedings.....................................................................    7
Item 4.             Submission of Matters to a Vote of Security Holders...................................    8
                    Executive Officers of the Registrant..................................................    9

                                                    PART II

Item 5.             Market for Registrant's Common Equity and Related Stockholder Matters.................   10
Item 6.             Selected Financial Data...............................................................   11
Item 7.             Management's Discussion and Analysis of Financial Condition and
                    Results of Operations.................................................................   12
Item 8.             Financial Statements and Supplementary Data...........................................   17
Item 9.             Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosure..................................................................   28

                                                    PART III

Item 10.            Directors and Executive Officers of the Registrant....................................   29
Item 11.            Executive Compensation................................................................   29
Item 12.            Security Ownership of Certain Beneficial Owners and Management........................   29
Item 13.            Certain Relationships and Related Transactions........................................   29

                                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K............................   29

Signatures    ............................................................................................   31

--------------------

Trademarks - Digital Sound(R), VoiceServer(R), VoiceForms(R), MessageNet(R), UNIVOX(R), InfoMail(R) are registered trademarks of the Company. UNIX(R) is a registered trademark of Novell Inc. Ethernet(TM) is a trademark of Xerox Corporation. MediaCom(TM) is a trademark of Bellcore. Windows NT(R) is a registered trademark of Microsoft Corporation. VoiceView(R) is a registered trademark of Radish Communications Systems, Inc.

                                    PART I

IN ADDITION TO HISTORICAL INFORMATION, THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THE RESULTS DISCUSSED IN THE FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCE INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THE SECTION ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- FACTORS THAT MAY AFFECT FUTURE RESULTS." READERS SHOULD CAREFULLY REVIEW THE RISK FACTORS DESCRIBED IN OTHER DOCUMENTS THE COMPANY FILES FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE QUARTERLY REPORTS ON FORM 10-Q AND ANY CURRENT REPORTS ON FORM 8-K.

ITEM 1.   BUSINESS
          --------

Digital Sound Corporation, a California corporation, designs, manufactures and markets high-capacity, network-based enhanced services solutions. The Company has two product lines, the new product line and the existing product line. The new product line is the PulsePoint(TM) Enhanced Application Platform and Communication-Management Suite of Applications and is sold to telecommunications network service providers, worldwide. The existing product line is the VoiceServer(R) Family of Multimedia Messaging Products and is sold to telecommunications network service providers and large corporations, worldwide. Both the PulsePoint Enhanced Application Platform and Applications and VoiceServer(R) products integrate voice, fax and e-mail messaging applications on a single platform for implementation with telephony and data networks to enable Unified Messaging. Unified Messaging enables senders to send and receive messages using telephones, cellular phones, fax machines or screen-based devices, such as desktop or portable personal computers. The PulsePoint Enhanced Application Platform functions in a traditional voice/fax, data and computer/telephony environment. The VoiceServer(R) platform functions in a traditional voice/fax environment.

The Company sells its products primarily into the public service provider market and secondarily into the customer premises equipment (CPE) market through a variety of channels. These channels include direct and indirect sales. Complementing a direct sales effort, the public enhanced services markets are served by indirect channels, including original equipment manufacturers (OEMs) and value added resellers (VARs). Indirect distributor channels serve the CPE market.

The public service provider market includes a broad array of established and emerging carriers that provide voice and data services to business and residential customers. These providers offer enhanced application services to increase adoption, to reduce churn of their customer base and to provide strategic differentiation of their basic services.

These enhanced services are comprised of communication-management applications, which include voice, fax and e-mail messaging, and are provided using enhanced services solutions located at or connected to the telephone company's central switching offices or voice/data access servers. The CPE market encompasses communication-management applications, which include voice and fax messaging, in which the voice messaging system is installed on the customer's premises and is integrated with the customer's private branch exchange systems.

On December 19, 1997, the Company consummated a private placement of the Company's convertible securities with certain investors (collectively, the "Investors") for an aggregate of approximately $20 million pursuant to a Preferred Stock Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company (i) sold for cash (A) 1,785,000 shares of the Company's Series B Convertible Preferred Stock and (B) $6,612,502.50 aggregate principal amount of the Company's Convertible Promissory Notes (the "Notes" and together with the Series B Convertible Preferred Stock, the "Securities") and
(ii) exchanged the 2,631,579 shares of Series A Convertible Preferred Stock held by affiliates of Oak Investment Partners ("Oak") for 666,667 shares of the Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock is convertible into 10 shares of Common Stock, subject to certain antidilution adjustments. The Notes were issued because the Company did not have an adequate number of shares of the underlying Common Stock authorized to permit the conversion of the entire $20 million of Series B Convertible Preferred Stock. The Company sold the Securities at a price of $0.75 per share of Common Stock on an as-converted basis. The Notes automatically convert into the Series B Convertible Preferred Stock if the Company's shareholders approve an amendment to the Company's Ninth Amended and

Restated Articles of Incorporation authorizing a sufficient number of shares of Common Stock to permit conversion of all of the Series B Convertible Preferred Stock issuable upon conversion of the Notes ("Shareholder Approval"). Such amendment is being submitted to the Company's shareholders for approval at the Company's 1998 annual meeting. One of the Investors was Microsoft Corporation, which purchased an aggregate of $5 million of the Securities. Affiliates of Oak also purchased an aggregate of $5 million of the Securities.

PRODUCTS

The Company's products use a common architecture, design and technology and common hardware and software. The PulsePoint Enhanced Application Platform is based on Microsoft(R)'s Windows NT(R) Server operating system, other Microsoft technologies, products from Dialogic Corporation and a variety of other technology providers. The platform is a highly-available, scalable, open-system platform with an application development environment using state-of-the-art computer industry solutions to enable rapid creation of integrated services. Accompanying the platform is a Communication-Management Suite of Applications that help end users communicate more effectively during real-time and non-real-time communications.

The VoiceServer(R) is a single-unit, multimedia, and multiple-application platform. Its single-system design allows multiple applications to share resources, including ports, storage and digital signal processors. This fully integrated design enables new applications to be added efficiently, while reducing system costs. Since the VoiceServer(R) is completely self-contained, downtime is reduced, reliability is increased, and ease of service is enhanced.

Hardware Products

The Company's PulsePoint Enhanced Application Platform is comprised of third party, open-system hardware and software components, which are combined with the company's proprietary middleware software. This platform is designed for the messaging needs of small- to large-sized public service providers and resellers. Its architecture supports a wide variety of port capacities from tens to thousands of ports.

The Company's VoiceServer(R) family of products includes the following hardware platforms:

VoiceServer(R) 2110 - Designed for the messaging needs of medium- to large-sized organizations and the voice and fax messaging needs of small- to medium-sized independent telephone companies ("telcos") and service bureaus. It supports up to 25,000 mailboxes and provides from 8 to 120 voice ports.

VoiceServer(R) 3110 - Designed specifically for the unified messaging needs of large-sized telco central offices, it supports up to 50,000 mailboxes and provides up to 240 voice ports.

Software Products and Applications

The Company's new software products offer a spectrum of features, including voice and fax messaging, call processing and call delivery. These applications are written to run on Microsoft's Windows NT Server operating system using Microsoft's Visual Studio integrated with Digital Sound's application creation tools.

The Company currently has the following software applications available:

PulsePoint Messaging Application -- PulsePoint Messaging Application provides messaging services for public enhanced services markets such as Competitive Local Exchange Carriers and Internet Service Providers. A completely new implementation, it includes flexible administration, a high-performance object-oriented database for subscriber data and D/COM interfaces. It is a highly flexible implementation that will allow the Company to meet the requirements of service providers as they address the needs of their customers.

The Company's existing software products offer a spectrum of features, including voice, fax and e-mail messaging, call processing, call delivery and audiotex services. In addition, the Company offers enhanced speech technology products, such as name-to-speech and speaker-independent recognition. These applications are written for the UNIX System V operating system with proprietary extensions (together called UNIVOX(R)) which provides voice, fax and e-mail processing, multi-tasking capabilities and real-time processing extensions in a single package.

InfoMail(R) 4.0 -- InfoMail is the Company's full-featured voice/fax messaging product for CPE and public enhanced services markets. It includes advanced voice mail features and offers flexible administration. InfoMail serves as a platform for storing and retrieving voice and fax messages. InfoMail offers integrated fax messaging, on-line tutorial, guest mailboxes, scheduled future delivery of messages up to one year in advance, non-delivery notification, name delivery, a personal reminder interface for users, user programming of calls to other extensions and group distribution lists.

Fax Mail -- Integrated with the InfoMail application, fax mail lets users access a single mailbox for receiving and forwarding fax messages, allowing the user to control when, where and how faxes are received. Voice comments can be "attached" as a "voice cover sheet" and deposited as a single mixed-media message in the subscriber's mailbox.

Fax Overflow -- Integrated with the InfoMail application, this application allows VoiceServer(R) to intercept incoming faxes when the receiving fax machine is busy or out of service, storing them until the machine becomes available, and then delivering to the fax machine.

Hands-Free Operation -- The Hands-free feature is provided as an InfoMail software option. It allows users to save or delete new messages through the use of spoken commands. It is especially convenient for cellular users.

Spoken Password -- Spoken password is an InfoMail feature that allows subscribers to access their voice mailboxes by speaking passwords rather than using touch-tone key presses.

InfoMail Express(TM) -- InfoMail Express integrates Internet e-mail with the InfoMail multimedia platform to provide full unified messaging for the public enhanced services market, and extends the unified messaging services of InfoMail to personal computers. With InfoMail Express, users of personal computers running Microsoft's Windows 95 and Internet Explorer can visually access mailboxes on InfoMail Express to review voice, fax and e-mail messages.

MessageNet(R) -- The MessageNet option of InfoMail is the first high-speed digital networking software for voice mail that is based on X.400, the industry standard for message exchange. X.400 was selected because it supports the transmission of voice, fax and e-mail. MessageNet provides the complete InfoMail feature set, including real-time address confirmation of up to one million users.

Inter-Vendor Networking -- These options provide the industry-standard protocols for digital and analog transmission of messages among voice messaging systems from different vendors. Audio Messaging Interchange Specification (AMIS) networking allows for message exchange between remote VoiceServer(R)s and any manufacturer's voice messaging system that utilizes the AMIS protocol.

CallController(TM) -- CallController provides call-processing capabilities, which allow callers to route their calls to a specific destination by listening to voice menus and entering responses on a telephone keypad. When integrated with InfoMail, the caller can leave a voice message when encountering a busy line or no answer when dialing an extension. As a flexible call processing and audiotex application, CallController enables companies to program various greetings.

VoiceForms(R) -- VoiceForms is an option to InfoMail that permits customers to create and complete forms using the telephone. Like written forms, the VoiceForms option asks specific questions and provides "electronic space" for either voice or touch-tone key press responses. VoiceForms prompts callers to leave necessary information, such as purchasing data and sales contact reports. Completed VoiceForms are stored as voice messages for later transcription and compilation. VoiceForms can also be used to provide information to callers, such as job openings on a "voice" bulletin board.

Audiotex/Bulletin Boards -- This application allows companies to combine InfoMail, CallController and VoiceForms to create voice information lines that provide information, such as hours of operation, job postings, and directions, among others.

The following application enablers are available as a part of the Company's VoiceServer(R):

Voice Development Server (VDS) -- VDS is a software tool-kit designed to aid VARs and OEMs in the development of customized voice and fax applications. VDS is well suited for developers because it allows them to take advantage of the flexible UNIX operating environment to build voice and fax applications in a high-level programming language.

Speaker-Dependent Speech Recognition -- This application enables developers to create applications that use spoken input instead of touch-tone key press. Used in applications that require security, it is used in InfoMail to allow users to speak a password to access their voice/fax mailbox. It can be used for voice-controlled transcription of VoiceForms in which users direct the system with verbal commands rather than by touch-tone key presses, leaving hands free for word processing. This capability simplifies the transcription task and increases user productivity.

Speaker Verification -- Speaker Verification is a form of speaker-dependent recognition that confirms the identity of a speaker. The spoken password of a caller is analyzed using complex algorithms within the system, which validate or reject the password, offering an additional level of security in voice messaging and call processing applications.

Speaker-Independent Speech Recognition -- This enables developers to create applications that allow users to respond to prompts with spoken "yes/no" commands instead of touch-tone key presses. It is used with InfoMail's Hands-Free interface for cellular phone users. It is used in Directory Assistance (411) applications that offer "call completion" when they respond "yes" or "no".

Continuous Speaker-Independent Recognition of Digits 0-9 -- This enables developers to create applications that use spoken input instead of touch-tone key presses. It is used for applications such as voice-activated dialing and credit card and personal identification number collection. It does not require speakers to pause between spoken numbers.

Name-to-Speech -- This converts text names into computer-synthesized speech. Digital Sound has developed special algorithms to optimize the pronunciation of proper names across a wide range of ethnic backgrounds. Name-to-speech technology is used in InfoMail Express to speak the name of an e-mail sender over the telephone. It can be used to provide spoken name confirmation to a voice mail subscriber sending a message to a subscriber on a remote, networked system.

MessageExpress(TM) -- This sophisticated protocol is designed to run over various wireline and wireless protocols, such as TCP/IP, ISDN, VoiceView, and
X.25. Client software that resides on a personal computer, which communicates with InfoMail Express server using the MessageExpress protocol.

SmartAnswer(TM) -- Digital Sound's patent-pending digital signal processing
(DSP) technology automatically determines whether an incoming call is from a telephone, fax machine or computer and provides the appropriate response--voice prompts, fax tone or remote log-in, respectively. This capability is used for one-number deposit and retrieval of unified messages.

Datacom Interfaces

The Company provides the data communications interfaces listed below for the PulsePoint Enhanced Application Platform and Communication-Management Suite of Applications. These interfaces enable the PulsePoint Platform to work in conjunction with a variety of data packet and circuit-switched networks.

      . TCP/IP -- A communications protocol for internetwork routing and reliable message delivery.

      .  SNMP -- An open-network management surveillance protocol.

      .  Protocols supported by Dialogic's DM3(TM) Quad Voice Span products

The Company provides the data communications interfaces listed below for the VoiceServer(R) product family. These interfaces enable the VoiceServer(R) to work in conjunction with a variety of data processing and office automation systems.

      . RS232 -- An industry-standard mechanical and electrical interface for computers and communications line and devices.

      . Ethernet -- A standard for high-speed data communications over a local area network.

      . X.400 -- An industry standard for electronic message exchange, which the Company has adapted for voice mail networking.

      . TCP/IP -- A communications protocol for internetwork routing and reliable message delivery.

      . SMTP -- A standard protocol for transferring electronic mail messages from one computer or network to another. Simple Mail Transfer Protocol specifies how two mail systems interact and the control message format they use to transfer mail.


SWITCH INTEGRATIONS

The Company's existing systems have been integrated with most major telephone switching systems, including systems offered by Lucent Technologies Inc., Ericsson Inc., GTE Corporation, NEC Corporation,

Northern Telecom Limited, Intecom, ROLM, a division of Siemens AG (ROLM), and Siemens AG, Public Communication Networks Group. The Company's systems are also compatible with most major central office switches, including those manufactured by Lucent Technologies Inc., Ericsson, Inc., GTE Corporation, Motorola, Inc. and Northern Telecom Limited.


1997 PRODUCT DEVELOPMENT

To further strengthen its product line, the Company continued to incorporate new hardware and software technologies into the VoiceServer(R) product line.

During 1997 the Company continued development of an entirely new enhanced application platform and applications for public enhanced services markets.

The Company continued to invest in upgrading the skills of the engineering organization. The Company's engineering and development group included 54 employees at December 31, 1997. During the years ended December 31, 1995, 1996 and 1997 the Company spent approximately $7.2 million, $8.9 million and $12.2 million, respectively, on engineering and development. To date, all of the Company's engineering and development expenses, including software development costs, have been charged to operations as incurred.

1998 PRODUCT DEVELOPMENT OUTLOOK

In 1998, the Company will focus development activities on adding to its new product offerings. Specific focus will be on leveraging the rapid application tools to round out the applications in its Communication-Management Suite of Applications.


QUALITY ASSURANCE AND MANUFACTURING

Digital Sound satisfies the requirements of one of the most rigorous international quality standards, ISO 9001, as indicated by the 1995 registration to ISO 9001 of its company-wide quality management system. The ISO 9000 series of standards represents an international consensus on the essential features of a quality system to ensure the effective operation of any business, and more than 90 countries have adopted the ISO 9001 series as national standards. There have also been two large regional adoptions, CEN (European Committee for Standardization) and COPANT (the Pan-American Standards Commission). The Company believes its certification to the most stringent level of the series (9001) provides significant competitive advantage, and the quality management system implemented in support of the certification effort ensures that procedures are implemented and responsibilities defined to provide all employees with the ability to pursue continuous quality improvement in meeting customer requirements.

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

At December 31, 1997, the Company's quality assurance and manufacturing group included 19 employees.

CUSTOMER SUPPORT, SALES AND MARKETING

The Company sells its products into the public enhanced services market and the CPE market. The enhanced services market consists of local exchange carriers, including the Regional Bell Operating Companies ("RBOCs"), Post Telephone and Telegraphs ("PTT's", providers of telephone and telecommunications services in most foreign countries), independent telephone companies, service bureaus, inter-exchange carriers, cellular service providers and internet service providers. The Company has distribution agreements with Siemens, AG of Germany, GPT Limited of Coventry, England, and Consultronix Systems Corporation of the Philippines, PT Galva of Indonesia, Intecom and Volt-Delta. The CPE market consists of major corporations, such as Southern Pacific/Union Pacific Railroad, Baxter Health Care, the Discovery Channel, Gordon Foods, The Boston Herald, Polaroid and Motorola. It also consists of state and local governments, such as the County of Los Angeles, County of Riverside and the State of Oregon and universities such as the University of California campuses at Berkeley, San Diego and Santa Barbara. To date, over 1,895 systems have been sold to customers in the United States, Canada, the United Kingdom, France, the Dominican Republic, Indonesia, Mexico, Malaysia, Russia, and the Philippines.

Customer service and support are of great importance to the Company. The Company believes that customer satisfaction is achieved through continued high levels of quality service and support. The Company's customer support group includes field engineers, applications specialists, implementation specialists and third party maintenance providers and is supported by a training staff and the Company's entire technical staff when necessary. The Company maintains a 24-hour service and support center at its Carpinteria facility. The Company has an extensive field service organization with offices strategically located throughout the United States to provide on-site emergency assistance should the need arise. Most customers' problems are resolved over the telephone by remote diagnostic and corrective actions.

The Company maintains a training center at its Carpinteria facility to support the needs of its customers for instructional, administrative and technical training. Additionally, the Company maintains a staff of highly qualified trainers available to support customers' requests for on-site training at all levels. Prior to equipment delivery, training and implementation, personnel are made available to the customer to ensure a smooth installation, with follow-up visits performed to reinforce previous training and answer new questions. The training organization also offers technical software, system maintenance, customer support and administrative courses. The Company's customer support, sales and marketing group included 66 employees at December 31, 1997.

During the year ended December 31, 1995, GTE and Pacific Bell Information Services Group accounted for 46.8% and 12.6%, respectively, of the net sales for the Company. During the year ended December 31, 1996, GTE; PT Galva, Indonesia and GPT, England accounted for 39.8%, 13.3% and 10.5%, respectively, of the net sales for the Company. During the year ended December 31, 1997, GTE accounted for 58.3% of the net sales for the Company.

Export sales, principally to Canada, Europe and Indonesia, during the years ended December 31, 1995, 1996 and 1997 accounted for 1.6%, 26.0% and 5.3%, respectively, of the Company's net sales. The percentage decrease in export sales for 1997 was principally a result of the uncertainties surrounding the Asian economies.

These sales depend on the Company's continued ability to meet agreed milestones, specifications, requirements and conditions of sales contracts in a timely manner. The Company's goal is to meet these requirements as agreed with each customer, however, forward-planning involves risk; there can be no assurance that it will do so or realize the corresponding revenue.

The Company currently maintains support and sales offices and/or has sales or technical support representatives in the following locations: Phoenix, Arizona; Irvine, California; Carpinteria, California; San Francisco, California; San Diego, California; Roswell, Georgia; Chicago, Illinois; Tyngsboro, Massachusetts; Irving, Texas; Coventry, England; Munich, Germany; and Kualu Lumpur, Malaysia.

The Company provides a system product warranty for parts and labor for a 12-month period after commencement of operations or 13 months from date of shipment, whichever occurs first. The Company offers several options for maintenance and support services of its products on a contractual basis after the limited product warranty has expired. Additionally, the Company offers a performance guarantee for the VoiceServer(R), which guarantees the system performance will not deteriorate under maximum load conditions. Otherwise, the Company will re-configure the system or replace it at no cost to the customer.

BACKLOG

The Company's backlog at December 31, 1997 was $1.5 million compared to $1.6 million at December 31, 1996. The Company includes in backlog orders for products or services to be shipped or performed within 180 days. Quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which are difficult to forecast. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not result in actual sales for any future period.

COMPETITION

The messaging industry is highly competitive and the Company believes that competition will intensify as the industry grows, matures and consolidates. The Company competes with different companies in the different customer markets it serves and the principal competitive factors vary depending on the customer market.

Digital Sound focuses primarily on selling its products in the domestic and international public enhanced services markets. Principal competitive factors are reliability, scalability and the ability to offer a rich suite of integrated multimedia applications on one platform. In the public enhanced services market, the Company's principal competitors include Lucent Technologies Inc., Comverse Technology Inc., Brite Voice Systems Inc., InterVoice, Inc., Glenayre Technologies Inc, Unisys and Centigram Communications Corporation.

The Company continues to develop enhancements to its products and to develop new products in order to address what the Company believes are the emerging requirements of the telephone companies and other telecommunication service providers. However, there can be no assurance that product requirements will not change as this market develops or that other companies will not be faster or more successful in bringing comparable products to market.

In the CPE market, the Company competes primarily with two types of companies:
PBX manufacturers, including Lucent, Nortel Limited and Siemens Rolm Communications, Inc.; and independent voice processing manufacturers, such as Centigram, Active Voice Corp. and Applied Voice Technology, Inc.

In the CPE market, the Company has indirect competition from a wide variety of products, including stand alone voice mail systems, products offering call processing services with voice mail features. In addition, the Company has indirect competition from products integrated with other voice mail systems, such as personal computer modems and software designed to furnish voice processing and voice messaging features. Competitive factors include system performance and reliability, service and support and the capability to integrate systems with a variety of central office and cellular switches and other communications systems.

The Company believes that its competitive strengths include carrier-class reliability and scalability, a modular and integrated suite of communication-management applications, a rapid application creation environment, state-of-the-art digital networking, software-embedded signaling technology, easy-to-use interfaces, and the ability to integrate with the switches of multiple manufacturers.

In the public enhanced services and CPE markets, these competitors and other new entrants may introduce and deliver new products with expanded capabilities that could adversely affect the competitive position of the Company. The Company believes competition for the sale of voice processing systems in its markets will continue to evolve as customers' applications and technology become more sophisticated. Some of the Company's competitors have substantially greater development, marketing and capital resources than the Company.

PATENTS, COPYRIGHTS AND TECHNOLOGY LICENSES

The Company policy on intellectual property is to develop, utilize and protect its patents, trademarks, copyrights and trade secrets in order to maximize the value of the Company's technological expertise and innovation.

The Company holds four United States patents and has three patent applications pending. The Company also has one foreign patent and ten foreign patent applications pending. The Company has registered a number of trademarks in the United States and has a number of trademark applications pending both in the United States and in foreign countries. The Company's software is protected by copyright and trade secrecy laws. However, such protection does not ensure that the Company's competitors will not develop similar technology. The Company periodically acquires technology from third parties to supplement its development efforts. These acquisitions may require prepaid license fees and/or the payment of royalties. The Company holds a perpetual license from AT&T for the UNIX operating system.

EMPLOYEES

At December 31, 1997, the Company had 155 employees, including 66 in sales, marketing and customer support, 54 in engineering and development, 19 in quality assurance and manufacturing and 16 in corporate administration and finance. Many of the Company's employees are highly skilled, and the Company's success will depend in part on its ability to attract and retain such employees.

The Company has never had a work stoppage. No employees are represented by a labor organization and the Company considers its employee relations to be good.


ITEM 2.   PROPERTIES
          ----------

The Company's corporate offices, engineering and development facilities and manufacturing facilities are located in Carpinteria, California, in a total of approximately 53,000 square feet. In December of 1996, the Company entered into a new lease and consolidated into half of the facility that it currently occupies. The move resulted in a savings of approximately 45.0% of the previous annual lease payments. The facility is leased for a period of ten years beginning in December 1996, with two five-year renewal options. Annual rental on the facility was approximately $0.7 million in 1997, with the rent subject to annual increases.

The Company currently maintains support and sales offices and/or has sales or technical support representatives in the following locations: Phoenix, Arizona; Irvine, California; Carpinteria, California; San Diego, California; San Francisco, California; Roswell, Georgia; Chicago, Illinois; Tyngsboro, Massachusetts; Irving, Texas; Coventry, England; Munich, Germany; and Kualu Lumpur, Malaysia.

The Company believes that its current facilities are well maintained and sufficient to satisfy its operations for the next several years.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

In 1992, Octel Communications Corporation (Octel, now Lucent Technologies, Inc), a competitor of the Company, filed suit in the United States District Court for the Northern District of California against Theis Research, Inc. (Theis) for a declaratory judgment that Octel's products do not infringe certain patents held by Theis and that those patents are invalid.

In 1993, the court consolidated several actions and Theis filed a counterclaim for infringement, a judgment of patent validity and various claims for injunctive and monetary relief against, among others, Pacific Telesis Group, Pacific Bell and other Pacific Bell entities (Pacific Telesis). Pacific Telesis tendered defense of this action to various of its vendors, including the Company, which resulted in counterclaims by Theis against the Company, Octel, Boston Technology (now Comverse Technology Inc), Northern Telecom and most other manufacturers of voice mail products. In 1993, the court severed trial of the counterclaims against all counter defendants except Octel, Comverse and Northern Telecom.

In 1994, a jury concluded that the patents held by Theis Research, Inc. were either invalid or not infringed upon by Octel, and the counterclaims against Pacific Telesis in which Digital Sound has intervened are currently stayed. Theis Research appealed the findings of invalidity and noninfringement to the U.S. Court of Appeals and on November 6, 1997 the U.S. Court of Appeals affirmed the District Court's decision in its entirety. Theis Research has until March 30, 1998 to seek to have the matter heard before the U.S. Supreme Court. If Theis Research is granted a hearing before the U.S. Supreme Court and the U.S. Supreme Court reverses the judgment, Theis Research may assert claims of infringement against Pacific Telesis and Digital Sound on these patents. However, if the U.S. Supreme Court refuses to hear the matter or affirms the holding, the potential for any successful counterclaim against Pacific Telesis and Digital Sound as a supplier to Pacific Telesis is significantly reduced.

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

None.

     EXECUTIVE OFFICERS OF THE REGISTRANT
     ------------------------------------

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

                                                                                            Served as Officer
Name                           Age     Position                                                   Since
-----------------------------------------------------------------------------------------------------------------
Mark C. Ozur                    41     President                                                   1993
                                       Chief Executive Officer
Keith M. Beckwith               42     Vice President, Sales                                       1994
                                       Americas and Europe
James C. Eby                    51     Vice President, Chief Quality and Operations                1983
                                       Officer, Assistant Secretary
Stanford D. Milnes              49     Vice President, Sales                                       1997
                                       Asia/Pacific Rim
Benn Schreiber                  45     Vice President, Engineering                                 1997
B. Robert Suh                   38     Vice President, Finance,                                    1995
                                       Chief Financial Officer and
                                       Corporate Secretary
Pamela J. Thompson              39     Vice President, Marketing                                   1997

     Mr. Ozur has been President and Chief Executive Officer of the Company since December 1994. From April 1993 to November 1994 he served as Vice President -Chief Technical Officer. From 1990 to 1992 he was Vice President of Precision Visuals, a software development company, and from 1978 to 1982 and 1986 to 1990 he was at Digital Equipment Corporation, a computer hardware and software company, developing software. During 1982, he founded Omtool Corporation, a compiler and software publishing company.

     Mr. Beckwith has been Vice President, Sales since September 1994. From January 1991 to August 1994 he was Director, Voice Information Services. From August 1988 to December 1990 he was National Sales Manager. From August 1986 to July 1988 he was Regional Sales Manager.

     Mr. Eby has been Vice President, Chief Quality and Opera tions Officer since September 1994. From January 1992 to August 1994 he was Vice President - Quality Assurance and Manufacturing of the Company. From October 1983 to December 1991 he was Vice President, Manufacturing.

     Mr. Milnes has been Vice President for Asia/Pacific Rim since January 1997. From January 1994 to January 1997 he was Vice President and Managing Director for Brite Voice Systems, Asia Pacific. From November 1988 to December 1993 he was Area Vice President for international marketing for Boston Technology.

     Mr. Schreiber was appointed Vice President, Engineering in August 1997. Previously, he worked at Digital Equipment Corporation (DEC) where he was the director of Windows NT Systems Software. Previously, Mr. Schreiber held several other engineering management positions at DEC.

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

     Ms. Thompson has been Vice President, Marketing since October 1997. Thompson comes to Digital Sound after eight years at Motorola, Inc. where she was most recently the Director of Strategic Businesses, responsible for developing and implementing wireless content solutions for paging carriers around the globe. Prior to this, Thompson was Managing Director for Motorola Air Communications, Ltd. Previously, Thompson held other senior management positions at Motorola, including Vice President and Director of Asia Pacific Wireless Data Network Operations and Manager of Corporate Strategy.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
          ---------------------------------------------------------------------

In 1997, the Company's common stock traded in the over-the-counter market under the NASDAQ National Market System under the symbol DGSD. (Effective February 2, 1998, the symbol was changed to PLPT.) The following tables set forth the following range of the high and low closing prices in each quarter during 1996 and 1997 as reported by the NASDAQ National Market System.


                                                           1996
                                                 High               Low
                    -----------------------------------------------------
                    1st Quarter                $ 1.88              $ 1.13
                    2nd Quarter                  2.63                1.19
                    3rd Quarter                  2.25                1.38
                    4th Quarter                  2.28                1.38
                    -----------------------------------------------------

                                                           1997
                                                 High               Low
                    -----------------------------------------------------
                    1st Quarter                $ 1.72              $ 1.28
                    2nd Quarter                  1.47                0.69
                    3rd Quarter                  1.84                0.88
                    4th Quarter                  1.63                0.94
                    -----------------------------------------------------

The Company has never paid any cash dividends on its stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business. At January 23, 1998, there were approximately 750 holders of record of the Company's common stock.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

Consolidated Selected Financial Data

Digital Sound Corporation
(In thousands, except per share data)



                                                                                         Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                            1993             1994             1995             1996          1997
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:

Net sales                                                $ 23,264         $ 31,687          $ 23,201         $ 22,332     $  20,644
Cost of sales                                               8,917           13,295            10,858            8,312        10,523
                                                         --------------------------------------------------------------------------
Gross Margin                                               14,347           18,392            12,343           14,020        10,121
                                                         --------------------------------------------------------------------------

Selling, general and administrative                        11,572           10,165            11,781           12,846        17,122
Engineering and development                                 7,557            6,328             7,209            8,903        12,181
Reduction in workforce                                      1,250              -                 -                -             -
                                                         --------------------------------------------------------------------------
   Total operating expense                                 20,379           16,493            18,990           21,749        29,303
                                                         --------------------------------------------------------------------------

Income (loss) from operations                              (6,032)           1,899            (6,647)          (7,729)      (19,182)
Interest and other income, net                                313              669             1,473              950           273
                                                         --------------------------------------------------------------------------

Income (loss) before provision for income taxes            (5,719)           2,568            (5,174)          (6,779)      (18,909)
Provision for income taxes                                    -                (80)              (14)             (22)          (15)
                                                         --------------------------------------------------------------------------
Net income (loss)                                          (5,719)           2,488            (5,188)          (6,801)      (18,924)
                                                         --------------------------------------------------------------------------
Earnings (loss) per common share                         $   (.30)        $    .13          $   (.26)        $   (.34)    $    (.93)
Earnings (loss) per common share -
       assuming dilution                                 $   (.30)        $    .12          $   (.26)        $   (.34)    $    (.93)
Weighted average common and common
       equivalent shares outstanding                       18,830           21,183            19,881           20,086        20,363
------------------------------------------------------------------------------------------------------------------------------------


                                                                                         Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                            1993             1994             1995             1996          1997
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:

Working capital                                          $ 23,370         $ 31,695          $ 25,085         $ 20,345     $ 12,131
Total assets                                               36,452           43,960            38,914           33,333       37,441
Long-term obligations, excluding current portion              615              127               -                -            -
Shareholders' equity                                       29,193           37,327            32,557           26,027       20,443
------------------------------------------------------------------------------------------------------------------------------------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          -----------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

1997 Compared to 1996. Net sales decreased 7.6% from $22.3 million in 1996 to $20.6 million in 1997, a decrease of $1.7 million. Sales to domestic U.S. customers increased by $2.9 million, while sales to International customers declined by $4.6 million. Due to uncertainties regarding the economic condition in Asia, foreign sales fell sharply. In 1997, net sales from Europe and Asia accounted for 5% of the Company's total revenue as compared to 26% coming from outside the U.S. in 1996. Compared to the prior year, sales in the Voice Information Services (VIS) market decreased $1.7 million while sales in the Customer Premises Equipment (CPE) showed no change. New systems sales for the VoiceServer(R) 1110, VoiceServer 2110 and VoiceServer 3110 family of products decreased by $3.5 million in 1997 while sales of system upgrades and enhancements increased by $1.8 million.

Gross margin as a percentage of net sales decreased from 62.8% in 1996 to 49.0% in 1997, primarily as a result of the decrease in international sales and as a result of a one-time charge to cost of sales of approximately $1.5 million in connection with a review of the Company's operations, cost structure and balance sheet. Excluding the one-time charge, the gross margin was 55% in 1997. Margins on the sale of new systems decreased from 50.0% in 1996 to 46.2% in 1997. In addition, the margin on the sale of system upgrades and enhancements and service decreased from 70.5% in 1996 to 49.9% in 1997. This decrease in margins for system upgrades, enhancements and service is reflective of a smaller percentage of software upgrades, principally upgrades to the Company's latest version of voice messaging software, InfoMail 4.0, performed in 1997.

Selling, general and administrative expenses increased from $12.8 million in 1996 to $17.1 million in 1997 as the Company invested in upgrading its personnel and capabilities, primarily in Sales and Marketing. As a result of the increased investment and decreased sales levels, selling, general and administrative expenses were higher as a percentage of sales in 1997 (83.0%) as compared to 1996 (52.5%).

Engineering and development expenses increased from $8.9 million in 1996 to $12.2 million in 1997. For 1997, engineering and development expenses reflect the Company's strategy of continued investment in new product development and product enhancements. As a result of the increase in spending for engineering development in 1997 and decreased sales levels, engineering and development expenses were higher as a percentage of sales in 1997 (59.0%) as compared to 1996 (39.9%).

Interest and other income decreased from $1.0 million in 1996 to $0.3 million 1997, principally as the result of a lower average cash balance.

The provision for income taxes in 1997 was $15,000. As a result of the above, the Company incurred a net loss of $18.9 million as of December 31, 1997 compared to a net loss of $6.8 million in 1996.

The extent and timing of new orders for the Company's existing products from VIS providers has a substantial effect on the company's net sales. Such orders are usually significant in size and can materially affect sales in any quarter. The Company's operations are not subject to a particular seasonality, however, historically first quarter sales have been less than fourth quarter sales. It is difficult to predict receipt of new orders reliably and quarterly revenues and operating results will depend on volume and timing of new orders received during a quarter.

1996 Compared to 1995. Net sales decreased 3.7% from $23.2 million in 1995 to $22.3 million in 1996 as sales to domestic U.S. customers were below planned levels. In 1996, net sales from Europe and Asia accounted for 26% of the Company's total revenue as compared to less than 2% coming from outside the U.S. in 1995. Compared to the prior year, sales in the Voice Information Services
(VIS) market were unchanged while sales in the Customer Premises Equipment (CPE) market decreased by $0.8 million. New systems sales for the VoiceServer(R) 1110, VoiceServer 2110 and VoiceServer 3110 family of products increased by $2.3 million in 1996 while sales of system upgrades and enhancements decreased by $3.1 million.

Gross margin as a percentage of net sales increased from 53.2% in 1995 to 62.8% in 1996, primarily as a result of the change in the product mix and the benefit obtained from lower valued overall inventory carried over from the prior year. The increase in sales outside the U.S. helped margins on the sale of new systems rise from 49.4% in 1995 to 50.0% in 1996. In addition, the margin on the sale of system upgrades and enhancements and service increased from 54.6% in 1995 to 70.5% in 1996. This increase in margins for system upgrades, enhancements and service is reflective of a greater percentage of software upgrades, principally upgrades to the Company's latest version of voice messaging software, InfoMail 4.0, performed in 1996.

Selling, general and administrative expenses increased from $11.8 million in 1995 to $12.8 million in 1996 as the Company invested in upgrading its personnel and capabilities primarily in Sales and Marketing. As a result of the increased investment, selling, general and administrative expenses were higher as a percentage of sales (52.5%) in 1996 as compared to 1995 (50.8%).

Engineering and development expenses increased from $7.2 million in 1995 to $8.9 million in 1996. For 1996, engineering and development expenses reflected the Company's strategy of continued investment in new product development and product enhancements. As a result of the increase in spending for engineering development in 1996, engineering and development expenses were higher as a percentage of sales in 1996 (39.9%) as compared to 1995 (31.0%).

Interest and other income decreased from $1.5 million in 1995 to $1.0 million in 1996, principally the result of a lower average cash balance.

The provision for income taxes in 1996 was $22,000, which is adequate to cover corporate tax liability. As a result of the above, the Company incurred a net loss of $6.8 million as of December 31, 1996 compared to a net loss of $5.2 million in 1995.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Annual Report to Shareholders contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21S of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in such forward-looking statements as a result of the factors set forth below and elsewhere in this document.

Digital Sound operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

As discussed in "Part I - Item 1. Business, "the Notes automatically convert into the Series B Convertible Preferred Stock upon Shareholder Approval. Without such Shareholder Approval, each holder of a Note may declare the principal and all accrued interest immediately due and payable. The Company would be obligated to repay immediately $6,612,502.50 in aggregate principal amount of the Notes plus 7% interest from the date of issue. There can be no assurance that the Company will have available cash resources to repay the Notes or that it would be able to repay the Notes in compliance with applicable law. In addition, the Company's obligations to repay the Notes will create a default under certain of its other agreements. In the event Shareholder Approval is not obtained, repayment of the Notes would have a material adverse effect on the Company's financial condition and ability to implement its business strategy.

The Company has developed and introduced its new product line, the PulsePoint Enhanced Application Platform and Communication-Management Suite of Applications. The new platform and applications are designed to increase the Company's market share and boost its position in the industry. See "Part I -
Item 1. Business." The successful introduction of these and other new products is dependent on a number of factors, some of which are beyond the Company's control, including product acceptance in the marketplace, introduction of competitive products by existing or new competitors, changes in technology, price competition and other factors. Any failure of such products to achieve acceptance in the marketplace could significantly reduce future expected revenues or result in the need for additional expenses to bring the product to market. Furthermore, there can be no assurance that the Company will be successful in introducing new products or that such products will generate significant revenues or profits. The Company's inability to successfully generate revenues from the introduction of these new products would have a material adverse effect on the Company's financial condition and ability to implement its business strategy.

The Company has not been operating profitably. The Company's strategy has been to develop new technology and to expand its marketing capabilities, with the goal of creating successful new products and marketing them effectively, thereby returning the Company to profitability. The Company's on-going investments in technology and marketing require funds, and although the Company presently has a significant positive cash balance as a result of the consummation of a private placement in December 1997 (see "Part I - Item 1. Business."), the Company's financial resources are not unlimited, and the Company's funds eventually will be exhausted if the Company's strategy does not succeed in returning the Company to profitability or otherwise enable it to raise additional working capital.

The Company is in the process of identifying operating and application software challenges related to the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Software programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a major system failure or miscalculations. During 1997, the Company completed the conversion of its primary in-house accounting, inventory, and manufacturing control systems to a Year 2000 compliant system. The total cost of the Year 2000 project is estimated to be $0.5 million. To date the Company has incurred approximately $0.4 million related to the assessment of the impact of Year 2000 on the Company and the purchase of new systems and system modifications. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with conversion to new software and modifications to existing software, the Year 2000 Issue will not pose significant operational problems for its computer systems. The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. If such modifications and conversions are not made, or not completely timely, the Year 2000 issue could have a material impact on the Company's business and consolidated results of operations.

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

The international portion of the Company's business, which represented 5.3% of revenues for the year ending December 31, 1997, is subject to a number of inherent risks, including difficulties in building and managing international operations and international reseller networks and international service and support of the Company's products, difficulties or delays in translating products into foreign languages, fluctuations in the value of foreign currencies, import/export duties and quotas, and unexpected regulatory, economic or political changes in international markets. Disruption in the Asian economies was the principal cause of a decrease in the Company's foreign sales, from 26.0% of total sales in 1996 to 5.3% of total sales in 1997. Although the majority of international transactions are performed through confirmed letters of credit, due to the competitive environment in the international marketplace, certain international customers may require longer payment terms; and as a result, days sales outstanding may periodically extend beyond ninety days on amounts due from these customers.

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

The Company has historically derived a significant portion of its revenue and operating profit from a relatively small number of customers. In 1997, the Company derived 58% of its revenue from a single customer (GTE). Should sales to this customer be significantly reduced, the Company's operating results could be materially adversely affected. International proposals for large system installations typically involve a lengthy and complex bidding and selection process, and the ability of the Company to obtain a particular proposal award is inherently difficult to predict. The Company believes that the opportunities for these installations will continue to grow and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual proposal award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may, accordingly, exhibit a higher degree of volatility than the operating results of other companies in its industry that have adopted different strategies. Although the Company is actively pursuing a number of opportunities both in and out of the United States, both the timing of any eventual opportunities and the probability of the Company's receipts of significant purchase orders are uncertain. The degree of dependence by the Company on large orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

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

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1997, net working capital decreased by $8.2 million to $12.1 million compared to $20.3 million at December 31, 1996. In 1997 the decrease in working capital resulted principally from a reduction in accounts receivable of $1.6 million, an increase in amounts borrowed under the Company's credit line of $1.6 million, and an increase in shareholder notes payable of $6.6 million. The increase in shareholder notes payable is the result of the Company's December 1997 private placement of convertible securities; see Notes 8 and 9 to the Consolidated Financial Statements.

At December 31, 1997, the Company had cash of $21.0 million and no long term debt. During 1997, net cash used by operations was $13.6 million. The 1997 capital expenditures were $4.1 million, while budgeted expenditures for 1998 are $1.6 million, principally hardware and software for test equipment. The Company has never paid any cash dividends on its stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

For the year ended December 31, 1996, net working capital decreased by $4.8 million to $20.3 million compared to $25.1 million at December 31, 1995. In 1996 the decrease in working capital resulted principally from a reduction in cash of $5.3 million, an increase in accounts receivable of $2.3 million, a decrease in inventory of $0.6 million, an increase in accounts payable of $0.9 million and an increase in accrued payroll and other accrued liabilities of $0.3 million. The decrease in cash reflects the Company's strategy of continued investment in new product development, product enhancements and strengthening of its marketing and sales capabilities.

At December 31, 1996, the Company had cash of $18.2 million and no long term debt. During 1996, net cash used by operations was $4.6 million, which was offset by $1.0 million of interest earned on cash balances. The 1996 capital expenditures were $2.0 million.

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

REPORT OF INDEPENDENT AUDITOR
-----------------------------

The Board of Directors and Shareholders
Digital Sound Corporation

We have audited the accompanying balance sheets of Digital Sound Corporation as of December 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Sound Corporation at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Ernst & Young L.L.P.
    --------------------

ERNST & YOUNG LLP

Woodland Hills, CA
January 22, 1998

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

Consolidated Balance Sheets

Digital Sound Corporation
(In thousands, except share data)

                                                                          Year Ended December 31,
                                                                          -----------------------
                                                                            1996           1997
                                                                          -----------------------
ASSETS
                                                                          -----------------------
Current assets:
     Cash, cash equivalents and pledged cash                                $18,187       $20,973
     Accounts receivable, less allowance for doubtful accounts of $600
       and $527 at December 31, 1996 and 1997, respectively                   5,695         4,111
     Inventories, net                                                         3,470         3,876
     Other current assets                                                       299           169
                                                                          -----------------------
       Total Current assets                                                  27,651        29,129

Property and equipment, at cost:
     Computers and other equipment                                           11,077         9,504
     Furniture and fixtures                                                     982           999
     Leasehold improvements                                                   1,130         1,357
                                                                          -----------------------
                                                                             13,189        11,860
     Less accumulated depreciation and amortization                         (10,733)       (6,776)
                                                                          -----------------------
                                                                              2,456         5,084

Other assets:
     Investment securities                                                       --         1,030
     Other assets                                                             3,226         2,198
                                                                          -----------------------
     Total other assets                                                       3,226         3,228
                                                                          -----------------------
Total assets                                                                $33,333       $37,441
                                                                          =======================

LIABILITIES & SHAREHOLDERS' EQUITY
                                                                          -----------------------
Current liabilities:
     Credit Line                                                            $    --       $ 1,581
     Shareholder notes payable                                                   --         6,613
     Accounts payable                                                         3,639         3,532
     Accrued payroll and related                                              1,986         3,102
     Other accrued liabilities                                                1,681         2,170
                                                                          -----------------------
       Total current liabilities                                              7,306        16,998
Commitments and contingencies
Shareholders' equity:
       Preferred stock 15,000,000 shares authorized
       Series A, no par value, 2,631,579 shares issued and
       outstanding at December 31, 1996                                       5,000
       Series B, no par value, 2,451,667 shares issued and
       outstanding at December 31, 1997                                                    18,110
     Common stock, no par value - 50,000,000 shares authorized,
         20,224,540 and 20,561,593 shares issued and outstanding
         at December 31, 1996 and 1997, respectively                         68,975        69,205
     Accumulated Deficit                                                    (47,948)      (66,872)
                                                                          -----------------------
         Total shareholders' equity                                          26,027        20,443
                                                                          -----------------------
Total liabilities & shareholders' equity                                     33,333        37,441
                                                                          -----------------------

See accompanying notes.

Consolidated Statements of Operations


Digital Sound Corporation
(In thousands, except per share data)

                                                         Year Ended December 31,
-----------------------------------------------------------------------------------------
                                                    1995           1996           1997
=========================================================================================
Net sales                                         $23,201        $22,332        $ 20,644
Cost of sales                                      10,858          8,312          10,523
                                                  -------        -------        --------
Gross margin                                       12,343         14,020          10,121
                                                  -------        -------        --------

Selling, general and administrative                11,781         12,846          17,122
Engineering and development                         7,209          8,903          12,181
                                                  -------        -------        --------

   Total operating expense                         18,990         21,749          29,303
                                                  -------        -------        --------
Income (loss) from operations                      (6,647)        (7,729)        (19,182)
Interest and other income, net                      1,473            950             273
                                                  -------        -------        --------

Income (loss) before provision for income taxes    (5,174)        (6,779)        (18,909)
Provision for income taxes                            (14)           (22)            (15)
                                                  -------        -------        --------
Net income (loss)                                 $(5,188)       $(6,801)       $(18,924)
                                                  =======        =======        ========

Earnings (loss) per common share                  $  (.26)       $  (.34)       $   (.93)
                                                  =======        =======        ========
Weighted average common
        shares outstanding                         19,881         20,086          20,363
                                                  =======        =======        ========

See accompanying notes.

Consolidated Statements of Shareholders' Equity


Digital Sound Corporation
(In thousands, except share data)

                                  Convertible              Convertible Preferred                                Total
                                  Preferred Stock             Stock Series B        Common Stock        Accumulated Shareholders'
------------------------------------------------------------------------------------------------------------------------------------
                                  Shares         Amount    Shares         Amount    Shares     Amount   Deficit        Equity
====================================================================================================================================
Balance, December 31, 1994          2,631,579    $ 5,000                            19,733,060  $68,286  $(35,959)      $ 37,327
Exercise of stock options                   -          -                               109,050      166                      166
Shares issued under employee
     stock purchase plan                                                               158,844      252                      252
Net loss                                    -          -                                     -        -    (5,188)        (5,188)
                                   ----------    -------    ---------      -------  ----------  -------  --------       --------
Balance, December 31, 1995          2,631,579    $ 5,000                            20,000,954  $68,704  $(41,147)      $ 32,557
Exercise of stock options                   -          -                                31,625       47                       47
Shares issued under employee
     stock purchase plan                                                               191,961      224                      224
Net loss                                                                                                   (6,801)        (6,801)
                                   ----------    -------    ---------      -------  ----------  -------  --------       --------
Balance, December 31, 1996          2,631,579    $ 5,000                            20,224,540  $68,975  $(47,948)      $ 26,027
Exercise of stock options                                                                4,375        7                        7
Shares issued under employee
     stock purchase plan                                                               332,678      223                      223
Conversion of Series A to
     Series B                      (2,631,579)    (5,000)     666,667        5,000                                             -
Shares issued under private
     placement of convertible
     securities                                             1,785,000       13,110                                        13,110
Net loss                                    -          -                                     -        -   (18,924)       (18,924)
                                   ----------    -------    ---------      -------  ----------  -------  --------       --------
Balance, December 31, 1997                  -          -    2,451,667      $18,110  20,561,593  $69,205  $(66,872)      $ 20,443
                                   ==========    =======    =========      =======  ==========  =======  ========       ========

See accompanying notes.

Consolidated Statements of Cash Flows


Digital Sound Corporation                                                              Year Ended December 31,
(In thousands)                                                        --------------------------------------------------------
                                                                           1995                   1996                 1997
==================================================                    =============           ============         ===========
Cash flows from operating activities:
Net income (loss)                                                     $      (5,188)          $     (6,801)        $   (18,924)
Adjustments to reconcile net income (loss)
   to net cash provided (used) by operations:
      Depreciation and amortization                                           2,463                  2,349               2,979
      Provision for losses on accounts receivable                              (100)                    --                 (73)
      Gain on disposal of fixed assets                                          492                      3                  --
      Changes in operating assets and liabilities:
         Accounts receivable                                                  3,845                 (2,288)              1,657
         Inventories                                                           (137)                   628                (406)
         Other current assets                                                  (179)                   135                 130
         Other assets                                                        (3,732)                 1,412                (504)
         Accounts payable                                                       524                    927                (107)
         Accrued payroll and related                                            234                    373               1,116
         Other accrued liabilities                                           (1,034)                  (351)                489
--------------------------------------------------                    -------------           ------------         -----------
            Net cash provided (used) by operations                           (2,812)                (3,613)            (13,643)
==================================================                    =============           ============         ===========

Cash flows from investing activities:
   Increase in investment securities                                                                                    (1,030)
   Additions to property and equipment                                         (936)                (1,974)             (4,075)
--------------------------------------------------                    -------------           ------------         -----------
         Net cash used in investing activities                                 (936)                (1,974)             (5,105)
==================================================                    =============           ============         ===========

Cash flows from financing activities:
   Proceeds from issuance of preferred stock                                     --                     --              13,110
   Proceeds from issuance of notes payable                                       --                     --               6,613
   Proceeds from issuance of common stock                                       418                    271                 230
   Proceeds from line of credit                                                  --                     --               1,581
--------------------------------------------------                    -------------           ------------         -----------
         Net cash provided by financing activities                              418                    271              21,534
==================================================                    =============           ============         ===========

Net increase (decrease) in cash and equivalents                              (3,330)                (5,316)              2,786
Cash and equivalents at beginning of period                                  26,833                 23,503              18,187
--------------------------------------------------                    -------------           ------------         -----------
Cash and equivalents at end of period                                 $      23,503           $     18,187         $    20,973
==================================================                    =============           ============         ===========

Supplemental disclosures
   Cash paid for interest                                             $          --           $         --         $         6
   Cash paid for taxes                                                $          35           $         21         $        23
==================================================                    =============           ============         ===========

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Nature of business. Digital Sound Corporation (the Company) designs, manufactures and markets information processing systems which enable unified messaging.

Principles of consolidation. The consolidated financial statements include the accounts of Digital Sound Corporation (the Company) and its wholly owned subsidiaries Digital Sound International Corporation and DGSD Malaysia Corporation. All significant intercompany transactions and balances have been eliminated.

Revenue recognition. Generally sales are recognized when products are shipped or when services are performed. Warranty costs are accrued at time of sale. Revenue from sales of extended warranties is accounted for as deferred revenues and recognized into income over the warranty or maintenance period.

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

Engineering and development. Statement of Financial Accounting Standards No. 86, "Accounting for the Cost of Computer Software to Be Sold, Leased or Otherwise Marketed," requires that development costs incurred in connection with research and development of software products and enhancements to existing software products be expensed and incurred until technological feasibility has been established. Costs incurred subsequent to the establishment of technological feasibility must be capitalized until the product is released for sale. The Company considers technological feasibility to be demonstrated when a fully functional working model has been produced. To date, all costs associated with the development of new software products or enhancements to existing software products have been expensed as incurred. The costs incurred beyond the working model stage are not significant. Other engineering and development costs are also expensed as incurred.

Inventories. Inventories are stated at the lower of standard cost (which approximates the first-in first-out method) or market.

Property and equipment. Property and equipment are depreciated using the straight-line method over the respective estimated useful lives, which range from two to five years. Leasehold improvements are amortized over the period of the lease or the estimated useful life, whichever is shorter.

Earnings (loss) per common share. During 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). Pursuant to SFAS No. 128, earnings (loss) per common share are computed based upon the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities were exercised or converted into common stock. The adoption of SFAS No. 128 did not result in a restatement of earnings (loss) per common share for the periods presented in the financial statements. Antidilutive common stock equivalents were 28,728,380 in 1997, 2,651,526 in 1996, and 2,309,526 in 1995 and were excluded from this calculation.

Stock-Based Compensation. During 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). Pursuant to SFAS No. 123, a company may elect to continue expense recognition under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) or to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the fair value methodology outlined in SFAS No. 123. SFAS No. 123 further specifies that companies electing to continue expense recognition under APB No. 25 are required to disclose pro forma net income and pro forma earning per share as if fair value based accounting prescribed by SFAS No. 123 has been applied. The Company has elected to continue expense recognition pursuant to APB No. 25. SFAS No. 123 is effective for fiscal years beginning after December 15, 1995.

CASH, CASH EQUIVALENTS AND PLEDGED CASH. The Company considers as cash equivalents only those investments that are short-term, highly liquid, readily convertible to cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The Company classifies as cash equivalents only those investments with maturities of three months or less. The Company pledged $1.0 million to facilitate a construction loan for the landlord to build new office space in its' existing building. These funds became available to the Company in February 1998.

INCOME TAXES. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards 109, "Accounting for Income Taxes". The standard prescribes a liability method for calculating the provision for income taxes, replacing the deferred method previously used by the Company.

DEFERRED LICENSE FEES. The company has entered into license agreements for which the fees are amortized based on sales of product technology over the estimated useful life of the technology, which is generally four years.

ESTIMATES AND ASSUMPTIONS. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1997 and the reported amounts of revenues and expenses during the year then ended. Actual results could differ from those estimates.

2.   INVENTORIES

Inventories at December 31, consist of the following:

--------------------------------
(in thousands)                                                                1996         1997
================================                                            ========     ========
Raw material and purchased parts                                            $1,528         $2,077
Work-in-progress                                                             1,815          1,521
Finished goods                                                                 127            278
--------------------------------                                            --------     --------
                                                                            $3,470         $3,876
                                                                            =========    ========


3.   CERTAIN ONE TIME CHARGES

In the fourth quarter of 1995, the Company recorded a one-time charge of approximately $2.1 million in connection with a comprehensive and systematic review of its operations, cost structure and balance sheet in light of expected new product introductions. The one time charge included $0.3 million in property and equipment write-offs, related to obsolescence of test fixtures and other equipment used in the production of the current product line, and $1.6 million in inventory write-downs resulting from obsolescence of current inventory that is unable to be used in the new product line due to technological changes and enhancements. An additional $0.2 million of miscellaneous operational charges were written-off.

Due to a longer than expected development period for the Company's new product line, the Company continued to market the old product line through 1997. In light of imminent new product introductions in early 1998, in the fourth quarter of 1997 the Company recorded additional charges of approximately $1.5 million in connection with a review of its operations, cost structure and balance sheet. The charges included $0.5 million in property and equipment write-offs related to obsolescence of test fixtures and other equipment used in the production of the current product line, and $1.0 million in inventory write-downs, resulting from obsolescence of current inventory and licenses that are unable to be used in the new product line due to technological changes and enhancements.

4.   OTHER ASSETS

Other assets at December 31 consist of the following:

--------------------------------------------------------------------------------
(In thousands)                                 1996                1997
================================================================================
Deferred license fees, net of accumulated
 amortization of $4,237 and $5,769 at
 December 31, 1996 and 1997, respectively    $2,938              $1,933
Other                                           288                 265
--------------------------------------------------------------------------------
                                             $3,226              $2,198
================================================================================

5.   LEASES

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

Effective January 1997, the Company entered into master lease agreements with BancBoston Leasing Inc. and Mellon US Leasing ("the Lease Agreements"). The BancBoston lease agreement is for a maximum of $3.0 million in equipment cost and the term of the lease is 48 months. The BancBoston lease agreement requires cash collateral equal to the acquisition cost of the equipment leased. The Company has utilized $1.25 million of the BancBoston lease agreement as of December 31, 1997.

The Mellon US Leasing lease agreement is for a maximum of $1.0 million in equipment cost and the term of the lease is for 30 months. The Mellon lease agreement requires collateralization via a letter of credit equal to 50% of the acquisition cost of the equipment leased. During 1997, a bank had provided the Company with this letter of credit, which was in turn collateralized by the Company's certificate of deposit. Beginning in January 1998, the Company collateralized the letter of credit with available borrowing under its credit line. The Company has fully utilized the Mellon US Leasing lease agreement as of December 31, 1997.

Minimum future lease payments as of December 31, 1997 are as follows:

---------------------------------------------------
(In thousands)
===================================================
1998                                        $ 1,446
1999                                          1,322
2000                                          1,287
2001                                          1,661
2002                                            996
2003 and beyond                               3,985
---------------------------------------------------
                                            $10,697
===================================================

Rent expense, including rent under noncancelable operating lease obligations, was approximately $1.7 million, $1.5 million, and $1.6 million for the years ended December 31, 1995, 1996 and 1997, respectively.

6.   OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31 consist of the following:

----------------------------------------------------------------
(In thousands)                              1996           1997
================================================================
Sales taxes payable                        $  180         $  202
Customer deposits                             322            262
Deferred revenue                               92            317
Accrued warranty reserve                      360            429
Other                                         727          1,222
----------------------------------------------------------------
                                           $1,681         $2,432
================================================================

7.  Income Taxes

The provision for income taxes included in the Consolidated Statements of Operations consists of:

--------------                            ----          ----          ----
(In thousands)                            1995          1996          1997
==============                            ====          ====          ====
Current
   Federal                                $ --          $ --          $ --
   State                                    14            22            15
--------------                            ----          ----          ----
                                          $ 14          $ 22          $ 15
==============                            ====          ====          ====

The provision for income taxes is at a rate different than the U.S. federal statutory tax rate for the following reasons:

-----------------------------------    ---------     ---------    ---------
(In thousands)                            1995          1996         1997
===================================    =========     =========    =========
Computed tax at statutory rate         $  (1,811)    $  (2,380)   $  (6,523)
State taxes, net of federal benefit            9            14           10
Loss not benefited                         1,854         2,336        6,519
Other                                        (38)           52            9
-----------------------------------    ---------     ---------    ---------
                                       $      14     $      22    $      15
===================================    =========     =========    =========

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The components of deferred tax assets as of December 31, 1996 and 1997 are as follows:

--------------------------------------------         ---------    ---------
(In thousands)                                          1996         1997
============================================         =========    =========
Net operating loss carryforwards                     $  15,003    $  21,323
General business credit carryforwards                    1,468        3,140
Alternative minimum tax credit carryforwards               190          190
Inventory accounting methods                             1,813        1,833
Allowance for doubtful accounts                            252          220
Accrued vacation                                           147          278
Warranty service                                           152          179
Excess of book over tax depreciation                       415          296
Research expenditures accounting method                    865          821
Other                                                       58          641
============================================         =========    =========
    Deferred tax assets, net                            20,363       28,921
Valuation allowance                                    (20,363)     (28,921)
--------------------------------------------         ---------    ---------
    Net deferred tax asset                           $      --    $      --
============================================         =========    =========

Management determined that a valuation allowance of approximately $28.9 million, primarily related to net operating loss and general business credit carryforwards, was required. The valuation allowance increased approximately $8.6 million during 1997, primarily reflecting the current year net operating loss.

At December 31, 1997, the Company has net operating loss carryforward for federal income tax purposes of approximately $58.4 million which expire from 2000 through 2012. The Company has net operating loss carryforwards for California tax purposes of approximately $13.2 million at December 31, 1997 which expire from 1998 through 2002. The Company's ability to utilize the above net operating loss carryforward may be limited due to the application of statutory provisions.

At December 31, 1997, the Company has general business credits of approximately $1.3 million for federal income tax purposes which expire from 1998 through 2006.

8.  Debt

Shareholder Notes Payable. The $6.6 million in shareholder notes payable arose in connection with the December 1997 $20 million private placement (see Note 9).

Credit Line. On July 28, 1997, the Company entered into a Security and Loan Agreement ("the Credit Line") with a bank for the purpose of obtaining a $5 million credit line. The credit line was secured by substantially all of the assets of the Company, and allowed for borrowings of up to the lesser of $2 million or an amount equal to 50% of eligible domestic accounts receivable. Interest under the Credit Line was at the prime rate plus one-half percent. The Credit Line also allowed for borrowing up to the lesser of $3 million or an amount equal to 90% of eligible foreign accounts receivable and inventory. Borrowings under the Credit Line were subject to certain financial covenants and restrictions on receivables, financial guarantees, and other related items. On October 30, 1997, the Company was in violation of certain of the financial covenants of the Credit Line. There were no borrowings under the Credit Line at that time. On October 31, 1997, the Company entered into an amendment to the Credit Line providing for a relaxation of certain financial covenants. The amendments also allowed for borrowing up to $5 million or an amount equal to 65% of eligible accounts receivable, foreign or domestic. The interested charged under the Credit Line was increased to prime plus 2.0% (two percent). In connection with the agreement, the Company issued a warrant to the bank (the "Warrant") for the purchase of 300,000 shares of the Company's Common Stock at an exercise price of $1.00 per share. The terms of the warrant provide for "full ratchet" antidilution for 180 days after its issuance and for "weighted average" antidilution thereafter. In December 1997, the Company completed a $20 million private placement of convertible securities. The "full ratchet" antidilution provision of the Warrant effected an increase in the number of shares of common stock issuable under the Warrant from 300,000 to 400,000 and a decrease in the exercise price from $1.00 to $0.75.

In December 1997, due to the Company's achievement of certain milestone events, the interest rate applicable to the Credit Line was decreased from Prime plus two percent to Prime plus one-half percent (9% at December 31, 1997). At December 31, 1997, the Credit Line was extended to June 30, 1998 and the amount borrowed was approximately $1.6 million. Also at December 31, 1997, the Company was in violation of one of the covenants of the Credit Line and received a one-time waiver of the covenant violation.

The Company maintains a lease agreement with Mellon US Leasing. This lease agreement is collateralized by a $500,000 standby letter of credit issued under the Company's Credit Line. (See Note 5).

9.  Shareholders' Equity and Related Items

The Company's amended Articles of Incorporation authorize 50,000,000 shares of common stock and 15,000,000 shares of preferred stock (of which 3,373,334 have been designated Series B), no par value, which may be issued by the Board of Directors without further approval by the shareholders.

In December 1997, the Company created the Series B preferred stock. The holders of the Series B convertible Preferred Stock are entitled to dividends at the applicable dividend rate for each share of the underlying Common Stock into which the Series B Convertible Preferred Stock is convertible. Dividends on the Series B Convertible Preferred Stock are not mandatory or cumulative. Upon liquidation, the holders of the Series B Convertible Preferred Stock are entitled to $7.50 per share plus all accrued and unpaid dividends to the extent funds are available and subject to all amounts payable in respect of any other shares of preferred stock of the Company that rank pari passu with the Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which such share of Series B Convertible Preferred Stock could be converted. The Series B Convertible Preferred Stock and the Common Stock vote together. The Series B Convertible Preferred Stock is convertible at any time at the option of the holder into Common Stock, initially at a conversion price (the "Series B Preferred Conversion Price") of $0.75 per share of Common Stock. In addition to customary antidilution provisions, the Series B Preferred Conversion Price is subject to adjustment for certain issuances of the Company's Common Stock if the consideration per share of such issuance is less than the Series B Preferred Conversion Price. The Series B Convertible Preferred Stock is also subject to automatic conversion upon the earliest to occur of an event that would cause the Series B Convertible Preferred Stock to be required to be registered pursuant to the Securities Exchange Act of 1934, or upon the filing with the Secretary of the Company of the written approval of the holders of more than 50% of the outstanding shares of the Series B Convertible Preferred Stock.

In December 1997, the Company consummated a private placement of convertible securities for an aggregate of approximately $20 million (the "Transaction"). The Company (i) exchanged the Series A convertible preferred stock initially issued for an aggregate consideration of $5 million into 666,667 shares of Series B convertible preferred stock at a price of $7.50 per share; (ii) issued 1,785,000 shares of Series B convertible preferred stock at a price of $7.50 per share for $13,387,500 of the funds raised in the Transaction; and (iii) issued Notes (the "Notes") for the balance of the $20 million raised in the Transaction, or $6,612,502.50. At the time of the Transaction, the Company had adequate Common Stock authorized to allow for the ultimate conversion into common stock of the Series B convertible preferred stock issued under the terms of the Transaction and issued from the exchange of the Series A preferred stock. The Notes will automatically convert to Series B Convertible Preferred Stock if the Company's shareholders approve an amendment to the Ninth Amended and Restated Articles of Incorporation authorizing a sufficient number of shares of common stock to permit conversion to common stock of all of the Series B Convertible preferred stock issuable upon conversion of the Notes. If the Company's shareholders approve this amendment, the Notes will convert into an additional 881,667 shares of Series B convertible Preferred Stock, which would in turn be convertible into 8,881,670 shares of Common Stock. If the Company's shareholders do not approve this amendment, the Notes will become immediately due and payable. Pursuant to the terms of the Transaction, the Company must hold its annual meeting of shareholders no later than April 15, 1998, subject to certain exceptions.

1983 Stock Option Plan. The Company maintains a stock option plan which provides for the issuance of incentive stock options (ISOs) and nonqualified stock options (NSOs) to officers, employees, independent contractors, consultants and advisors of the Company. In July of 1997 the Company filed a Form S-8 to register the issuance and sales of an additional 800,000 shares reserved under the plan. The Company has reserved 6,500,000 shares of common stock for issuance thereunder. The Plan terminates October 31, 2003. At December 31, 1997, options to purchase 3,911,110 shares were outstanding of which 1,403,010 were exercisable at prices ranging from $1.25 to $3.31.

Directors' Stock Option Plan. The Company maintains a stock option plan which provides for NSOs as equity incentives to assist the Company in recruiting and retaining outside directors. In August of 1996 the Company filed a Form S-8 to register the issuance and sales of an additional 200,000 shares reserved under the plan. The director's stock option plan allows for the Company to issue options covering up to 500,000 shares.

At December 31, 1997, options to purchase 270,600 shares were outstanding, of which 151,850 were exercisable at prices ranging from $1.25 to $3.31 and 185,000 were available for future grant of options under the plan. The Company has reserved 500,000 shares of common stock for issuance thereunder.

A summary of option transactions under the two option plans is as follows:

                                                                           Number of Shares              Option Price
                                                                           ----------------        ---------------------
Outstanding at
        December 31, 1994                                                      2,153,688           $    1.00 -      5.06
        Granted                                                                  454,972                1.62 -      3.31
        Exercised                                                               (109,050)               1.19 -      2.25
        Canceled or expired                                                     (148,242)               1.25 -      2.75
                                                                               ---------           ---------------------

Outstanding at
        December 31, 1995                                                      2,351,368                1.00 -      3.31
        Granted                                                                1,434,460                1.25 -      1.97
        Exercised                                                                (31,625)               1.19 -      1.63
        Canceled or expired                                                   (1,089,331)               1.00 -      5.06
                                                                               ---------           ---------------------

Outstanding at
        December 31, 1996                                                      2,664,872                1.25 -      3.31
        Granted                                                                1,666,850                 .69 -      1.56
        Exercised                                                                 (4,375)               1.50
        Canceled or expired                                                     (415,637)                .93 -      3.13
                                                                               ---------           ---------------------

Outstanding at
        December 31, 1997                                                      3,911,710                 .69 -      3.31
                                                                               =========           =====================

1990 EMPLOYEE STOCK PURCHASE PLAN. The Company maintains a stock purchase plan to provide employees of the Company with a convenient means to acquire an equity interest in the Company through payroll deductions, and to provide an incentive for continued employment. The employee stock purchase plan reserves 2,000,000 shares of common stock for issuance under the plan.

The plan qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. All full-time employees are eligible to participate through payroll deductions up to 10% of their compensation; participants may, at their option, purchase shares from the Company at the lower of 85% of the fair market value of the common stock at either the beginning or end of each six-months option period. In the event the market price at the end of any option period is less than 50% of the market price at the beginning of the period, employee purchases are limited to twice the shares that could have been purchased using the beginning market price.

During 1997, 332,678 shares were purchased at a price of $0.64. During 1996, 191,961 shares were purchased at a price of $1.17. During 1995, 158,844 shares were purchased at prices ranging from $1.33 to $2.18. At December 31, 1997, 324,411 shares were available for future issuance under the plan.

FAIR VALUE DISCLOSURES. Stock option grants are set at the closing price of the Company's common stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net income and earnings per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method of the Statement.

The fair value of the options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996, and 1995, respectively: risk-free interest rates of 6.25%, 6.25% and 5.40%; dividend yields for the 3 periods of 0%; volatility factors of the expected target price of the Company's common stock of 62.8% for the 3 periods; and expected life of the options of 5.0 for the 3 periods. These assumptions resulted in weighted-average fair values of $1.40, $1.47 and $2.32 per share for stock options granted in 1997, 1996 and 1995, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net income for 1997, 1996 and 1995 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands, except per share information):

                                                               Year ended December 31,
                                            ------------------------------------------------------------
(in thousands)                                  1997                    1996                    1995
                                            ------------            ------------            ------------
Net loss - as reported                      $    (18,924)           $     (6,801)           $     (5,188)
Net loss - pro forma                             (19,428)                 (7,097)                 (5,232)

Loss per share - as reported                $       (.93)           $       (.34)           $       (.26)
Loss per share - pro forma                  $       (.95)           $       (.35)           $       (.26)
                                            ============            ============            ============

Information regarding outstanding stock options and warrants as of December 31, 1997 is as follows:

                                         Options Outstanding                                            Options Exercisable
                   -----------------------------------------------------------------        ---------------------------------------
                                                                   Weighted Average
                                        Weighted-Average              Remaining                                  Weighted-Average
Price Range            Shares            Exercise Price            Contractual Life            Shares             Exercise Price
------------       -------------     ---------------------      ---------------------       ------------      ----------------------
 $0.69-$1.53          2,471,485              $1.38                      4.84                   478,102                $1.13
 $1.56-$2.00          1,406,000              $1.69                      2.65                   797,748                $1.72
 $2.38-$3.31            334,225              $2.77                      1.78                   227,473                $2.80
============       =============     =====================      =====================       ============      ======================

10.   Employee Benefit Plan

In 1994, the Company established a 401(k) plan the (the "Plan") covering substantially all of its employees. The Plan allows eligible employees to contribute up to 15% of their compensation. Company contributions are voluntary and at the discretion of the Board of Directors. Contributions made by the Company for the year ended December 31, 1997 and 1996 and 1995 totaled $23,224, $31,440, and $32,615, respectively.

11.   Contingencies

In 1992, Octel Communications Corporation (Octel, now Lucent Technologies Inc.) a competitor of the Company, filed suit in the United States District Court for the Northern District of California against Theis Research, Inc. (Theis) for a declaratory judgment that Octel's products do not infringe certain patents held by Theis and that those patents are invalid.

In 1993, the court consolidated several actions and Theis filed a counterclaim for infringement, a judgment of patent validity and various claims for injunctive and monetary relief against, among others, Pacific Telesis Group, Pacific Bell and other Pacific Bell entities (Pacific Telesis). Pacific Telesis tendered defense of this action to various of its vendors, including the Company, which resulted in counterclaims by Theis against the Company, Octel, Boston Technology (now Comverse Technology Inc), Northern Telecom and most other manufacturers of voice mail products. In 1993, the court severed trial of the counterclaims against all counter defendants except Octel, Boston Technology and Northern Telecom.

In 1994, a jury concluded that the patents held by Theis Research, Inc. were either invalid or not infringed upon by Octel, and the counterclaims against Pacific Telesis in which Digital Sound has intervened are currently stayed. Theis Research appealed the findings of invalidity and noninfringement to the U.S. Court of Appeals and on November 6, 1997 the U.S. Court of Appeals affirmed the District Court's decision in its entirety. Theis Research has until March 30, 1998 to seek to have the matter heard before the U.S. Supreme Court. If Theis Research is granted a hearing before the U.S. Supreme Court and the U.S. Supreme Court reverses the judgment, Theis Research may assert claims of infringement against Pacific Telesis and Digital Sound on these patents. However, if the U.S. Supreme Court refuses to hear the matter or affirms the holding, the potential for any successful counterclaim against Pacific Telesis and Digital Sound as a supplier to Pacific Telesis is significantly reduced.

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

12.   Significant Customers

During the year ended December 31, 1997, one customer accounted for 58% of the Company's net sales. During the year ended December 31, 1996, three customers accounted for 40%, 13% and 11% of the Company's net sales. During the year ended December 31, 1995, two customers accounted for 47% and 13% of the Company's net sales. No other customer accounted for sales of 10% or more. A majority of the Company's sales are made to telecommunications companies. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. In 1997 export sales accounted for 5% of the Company's net sales as compared to 26% in 1996.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE
          --------------------

None.

                                   PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
             --------------------------------------------------

The information concerning Directors required by this item is incorporated by reference to Page 8-9 of the 1998 Proxy Statement. Information concerning Executive Officers required by this item appears after Part I, Item 4 of this report.

ITEM 11.     EXECUTIVE COMPENSATION
             ----------------------

The information required by this item is incorporated by reference to Pages 10-11 of the 1998 Proxy Statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
             --------------------------------------------------------------

The information required by this item is incorporated by reference to Page 5-7 of the 1998 Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
             ----------------------------------------------

None.


                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
             ----------------------------------------------------------------

(a) Financial Statements, Financial Statement Schedules and Exhibits

      (1)    The following exhibits are filed herewith:


      Exhibit
      Number               Title
      -------              -----
      10.40         Description of Registrant's Executive Bonus Plan for 1998.
      11.01         Computation of Earnings (Loss) per Common Share.
      23.00         Consent of Ernst & Young, LLP, independent auditors.
      10.57         Purchase Agreement between GTE Communication Systems
                    Corporation and Digital Sound Corporation (Contract Number
                    120900-92-01), dated January 13, 1993, and Amendments Nos. 1 through 9 thereto.
      27            Financial Data Schedule


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


The following exhibits to the Company's Form 10-K for 1996 or subsequently filed Form 10-Qs for 1997 are incorporated herein by reference:

      Exhibit
      Number               Title
      -------              -----

     10.08  *The Amended and Restated Stock Option Plan for Independent
                Directors of Digital Sound Corporation, (The Directors' Plan).

     10.10  *Registrant's Preferred Stock Purchase Agreement
     10.35  *Letter agreement between Registrant and Mark C. Ozur.
     10.38  *Registrant's 1983 Stock Option Plan.
     10.39  *Registrant's Employee Stock Purchase Plan
     10.43  *Amendment dated March 26, 1993 to the Registrant's 1983 Stock
               Option Plan.
     10.44 Lease Agreement by and between the Registrant and Bluffs Group III dated October 1, 1996.


EXHIBIT
NUMBER                  TITLE
-------                 -----

     10.45   Lease Agreement by and between the Registrant and BancBoston
               Leasing, Inc., dated January 8, 1997.
     10.46   Amendment dated April 4, 1997 to the Registrant's 1983 Stock Option
               Plan.
     10.47   Amendment dated March 26, 1993 to the Registrant's Employee Stock
               Purchase Plan.
     10.48   Amendment dated April 4, 1997 to the Registrant's Employee Stock
               Purchase Plan.
     10.49   Line of Credit Agreement between Registrant and Imperial Bank dated
               July 28, 1997.
     10.50   Security and Loan Agreement Domestic Facility by and between
               Registrant and Imperial Bank dated July 28, 1997.
     10.52   First Amendment and Waiver to Digital Sound Corporation Credit
               Terms and Conditions by and between Registrant and Imperial Bank dated October 30, 1997.
     10.53   First Amendment to Security and Loan Agreement, Domestic Credit by
               and between Registrant and Imperial Bank dated October 30, 1997.
     10.54   Warrant Purchase Agreement by and between Registrant and Imperial Bank dated October 30, 1997
     10.55   Antidilution Agreement by and between Registrant and Imperial Bank dated
               October 30, 1997.
     10.56   Registration Rights Agreement by and between Registrant and Imperial
               Bank dated October 30, 1997

The following exhibits to the Company's Form 8-K dated December 23, 1997, are incorporated by herein by reference:


     3.03    Certificate of Determination.
     10.1    Preferred Stock Purchase Agreement dated December 19, 1997.
     10.2    Form of Convertible Promissory Note.
     10.3    Registration Rights Agreement dated December 19, 1997

(b)  In December 1997, the Registrant filed the following report on a Form 8K:

        Preferred Stock Purchase Agreement dated December 19, 1997.
        Certificate of Determination.
        Form of Convertible Promissory Note.
        Registration Rights Agreement dated December 19, 1997.

------
*Management contract or compensatory plan or arrangement required to be filed as an Exhibit to the Form 10-K Report pursuant to Item 14(c).

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 1997.

               DIGITAL SOUND CORPORATION

               By: /s/ B. Robert Suh
                   ---------------------
                   B. Robert Suh
                   Vice President, Finance and
                   Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

     Name                     Title                             Date
     ----                     -----                             ----

Chief Executive Officer:

                              President,
/s/ Mark C. Ozur              Chief Executive Officer,    February 25, 1998
------------------------      and Director
Mark C. Ozur


Chief Financial Officer:


/s/ B. Robert Suh             Vice President, Finance     February 25, 1998
-----------------------       Chief Financial Officer
B. Robert Suh


Directors:

/s/ John D. Beletic           Director                    February 25, 1998
-----------------------
John D. Beletic

/s/ Bandel L. Carano          Director                    February 25, 1998
-----------------------
Bandel L. Carano

/s/ J. David Hann             Director                    February 25, 1998
-----------------------
J. David Hann

/s/ Frederick J. Warren       Director                    February 25, 1998
-----------------------
Frederick J. Warren

                           DIGITAL SOUND CORPORATION

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                             (Amount in thousands)


                                      Balance at        Addition       Deductions        Balance
                                       beginning      charged to             from         at end
                                       of period        earnings        allowance      of period
================================================================================================
December 31, 1995

Allowance for doubtful receivables         $ 700           $  34            $(134)         $ 600

Accrued warranty reserve                   $ 375           $ 232            $(232)         $ 375
------------------------------------------------------------------------------------------------
December 31, 1996

Allowance for doubtful receivables         $ 600           $  60            $ (60)         $ 600

Accrued warranty reserve                   $ 375           $ 217            $(232)         $ 360
------------------------------------------------------------------------------------------------
December 31, 1997

Allowance for doubtful receivables         $ 600           $ 393            $(466)         $ 527

Accrued warranty reserve                   $ 360           $ 589            $(520)         $ 429
================================================================================================