Form 10-K405/A
period 1997-12-31
DIGITAL SOUND CORP
filed 1998-03-20
CIK 718576

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


COMMISSION FILE NUMBER: 0-18280
                        -------


                           DIGITAL SOUND CORPORATION
                 ---------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             CALIFORNIA                                      95-3222624
  ----------------------------------                    ---------------------
   (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER)
   INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)


6307 CARPINTERIA AVENUE, CARPINTERIA, CALIFORNIA                93013
------------------------------------------------        ----------------------
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)


                                (805) 566-2000
                      ----------------------------------
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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


   Yes      X                                  No
        ----------                                 -----------

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 18, 1998.


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


     Name                     Title                        Date
     ----                     -----                        ----

Chief Executive Officer:

                              President,
/s/ Mark C. Ozur              Chief Executive Officer,   March 18, 1998
-------------------------     and Director
Mark C. Ozur


Chief Financial Officer:


/s/ B. Robert Suh             Vice President, Finance    March 18, 1998
-----------------------       Chief Financial Officer
Robert Suh


Directors:


/s/ John D. Beletic           Director                   March 18, 1998
--------------------------
John D. Beletic


/s/ Bandel L. Carano          Director                   March 18, 1998
-------------------------
Bandel L. Carano


/s/ J. David Hann             Director                   March 18, 1998
-------------------------
J. David Hann


/s/ Scot B. Jarvis            Director                   March 18, 1998
------------------------
Scot B. Jarvis


/s/ Cameron D. Myhrvold       Director                   March 18, 1998
---------------------------
Cameron D. Myhrvold


/s/ Frederick J. Warren       Director                   March 18, 1998
---------------------------
Frederick J. Warren
