Form 10-Q
period 1998-03-31
DIGITAL SOUND CORP
filed 1998-05-13
CIK 718576

                                   FORM 10-Q
                                   ---------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                      __________________________________

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1998

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________  to  _____________

Commission File Number: 0-18280


                           PULSEPOINT COMMUNICATIONS
           --------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


         California                                             95-3222624
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S.  Employer
incorporation or organization)                              Identification No.)


6307 Carpinteria Avenue, Carpinteria,  California            93013
----------------------------------------------------------------------
(Address of principal executive offices)                    Zip Code


Registrant's telephone number, including area code    (805) 566-2000
                                                  --------------------

                           DIGITAL SOUND CORPORATION
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


          Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X                                    No_____
             -----


     The number of shares outstanding of Registrant's common stock as of April 7, 1998 was 5,141,823

                           PULSEPOINT COMMUNICATIONS
                           -------------------------


                               TABLE OF CONTENTS
                               -----------------



                                                             Page Number
                                                             -----------


PART I.    FINANCIAL INFORMATION
  Item 1.  Financial Statements:

           Consolidated Balance Sheets as of March 31, 1998
           and December 31, 1997                                  3

           Consolidated Statements of Operations for the
           Three Months ended March 31, 1998
           and March 31, 1997                                     4

           Consolidated Statements of Cash Flows for the
           Three Months ended March 31, 1998
           and March 31, 1997                                     5

           Notes to Consolidated Financial Statements             6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations          9


PART II.   OTHER INFORMATION

  Item 1.  Legal proceedings                                     10

  Item 4.  Submission of Matters to a Vote of Security Holders   11

  Item 6.  Exhibits and Reports on Form 8-K                      12

                        PART I - FINANCIAL INFORMATION
                        ------------------------------
                           PULSEPOINT COMMUNICATIONS
                           -------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                       (In thousands, except share data)


                                                                                    March 31,          December 31,
                                                                                      1998                1997
                                                                                    ---------          ------------
                                                                                    Unaudited
ASSETS
Current assets:
     Cash, cash equivalents and pledged cash                                        $  16,318             $  20,973
     Accounts receivable, less allowance for doubtful accounts of $603
          and $527 at March 31, 1998 and December 31, 1997, respectively                4,293                 4,111
     Inventories, net                                                                   4,299                 3,876
     Other current assets                                                                 182                   169
                                                                                    ---------             ---------
          Total current assets                                                         25,092                29,129
Property and equipment, at cost:
     Computers and other equipment                                                      9,206                 9,504
     Furniture and fixtures                                                               999                   999
     Leasehold improvements                                                             2,022                 1,357
                                                                                    ---------             ---------
                                                                                       12,227                11,860
     Less accumulated depreciation and amortization                                    (7,271)               (6,776)
                                                                                    ---------             ---------
                                                                                        4,956                 5,084
Other assets:
     Investment securities                                                              1,039                 1,030
     Other assets                                                                       2,008                 2,198
     Total other assets                                                                 3,047                 3,228
                                                                                    ---------             ---------
Total assets                                                                        $  33,095             $  37,441
                                                                                    =========             =========
LIABILITIES & SHAREHOLDER'S EQUITY
Current liabilities:
     Credit Line                                                                    $   1,932             $   1,581
     Shareholder notes payable                                                          6,613                 6,613
     Accounts payable                                                                   3,320                 3,532
     Accrued payroll and related                                                        2,821                 3,102
     Other accrued liabilities                                                          1,593                 2,170
                                                                                    ---------             ---------
          Total current liabilities                                                    16,279                16,998
Commitments and contingencies
Shareholders' equity:
     Preferred stock, 15,000,000 shares authorized:
     Series B, no par value, 2,451,667 shares authorized and
          outstanding at March 31, 1998 and December 31, 1997.                         18,110                18,110
     Common stock, no par value - 50,000,000 shares authorized,
          5,141,823 and 5,140,398 shares issued and outstanding
          at March 31, 1998 and December 31, 1997, respectively                        69,214                69,205
     Accumulated deficit                                                              (70,508)              (66,872)
                                                                                    ---------             ---------
          Total shareholders' equity                                                   16,816                20,443
                                                                                    ---------             ---------
Total liabilities & shareholders' equity                                            $  33,095             $  37,441
                                                                                    =========             =========

See accompanying notes.

                           PULSEPOINT COMMUNICATIONS
                           -------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                     (In thousands, except per share data)

                                                           Three Months Ended
                                                       --------------------------

                                                       March 31,        March 31,
                                                         1998             1997
                                                       ---------        ---------
                                                      (Unaudited)
Net sales                                              $  4,200          $  3,359
Cost of sales                                             1,878             1,915
                                                       --------          --------

  Gross margin                                            2,322             1,444

Selling, general and administrative                       3,519             3,899
Engineering and development                               2,644             2,323
                                                       --------          --------
                                                          6,163             6,222
                                                       --------          --------

Income (loss) from operations                            (3,841)           (4,778)

  Interest and other income                                 205               150
                                                       --------          --------

Income (loss) before provision for income taxes          (3,636)           (4,628)

Provision for income taxes:                                -                 -

Net income (loss)                                      $ (3,636)         $ (4,628)
                                                       ========          ========

Net income (loss) per common and common
  equivalent share                                     $   (.71)         $   (.92)
                                                       ========          ========

Weighted average common and common
  equivalent shares outstanding                           5,141             5,056
                                                       ========          ========

See accompanying notes

                           PULSEPOINT COMMUNICATIONS
                           -------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                 (In thousands)

                                                            Three Months Ended
                                                         ------------------------
                                                         March 31,      March 31,
                                                           1998           1997
                                                         ---------      ---------
                                                        (Unaudited)
Cash flows from operating activities
  Net income                                             $ (3,636)      $ (4,628)
  Adjustments to reconcile net income to
   net cash provided (used) by operations:
     Depreciation and amortization                            657            418
     Provision for loss on inventory                           40             34
     Provision for allowance for bad debt                      75             15
     Changes in operating assets and liabilities:
       Accounts receivable                                   (257)          (558)
       Inventories                                           (463)            53
       Other current assets                                   (13)           (28)
       Investment securities                                   (9)        (1,000)
       Other assets                                            28             31
       Accounts payable                                      (212)           800
       Accrued payroll and related                           (281)           227
       Other accrued liabilities                             (557)           552
                                                         --------       --------
         Net cash provided (used) by
          operations                                       (4,648)        (4,048)
                                                         --------       --------
Cash flows from investing activities:
  (Additions to) disposition of
   property and equipment                                    (367)        (1,638)
                                                         --------       --------
         Net cash used in investing activities               (367)        (1,638)

Cash flows from financing activities:
  Net proceeds from line of credit                            351
  Net proceeds from issuance of common stock                    9              7
                                                         --------       --------
         Net cash provided from financing
          activities                                          360              7

  Net increase (decrease) in cash and equivalents          (4,655)        (5,715)
                                                         --------       --------
  Cash and equivalents at beginning of period              20,973         18,187
                                                         --------       --------
  Cash and equivalents at end of period                  $ 16,318       $ 12,472
                                                         ========       ========

See accompanying notes

                           PULSEPOINT COMMUNICATIONS
                           -------------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                MARCH 31, 1998
                                --------------

                                  (Unaudited)
NOTE 1.  General
----------------

     All interim financial data is unaudited, but in the opinion of PulsePoint Communications (the "Company") such unaudited statements include all adjustments, consisting of normal recurring accruals, necessary for a fair presentation of the results for the interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Nevertheless, the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading.

     The results of operations for the current interim period are not necessarily indicative of results to be expected for the current year. In April 1998, the Company changed its name from Digital Sound Corporation to PulsePoint Communications.

     Nature of business. The Company designs, manufactures and markets information processing systems which enable unified messaging.

     Revenue recognition. Generally sales are recognized when products are shipped or when services are performed. Warranty costs are accrued at time of sale. Revenue from sales of extended warranties is accounted for as deferred revenues and recognized into income over the warranty or maintenance period.

     In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition. ("SOP 97-2") establishes standards relating to the recognition of all aspects of software revenue. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company adopted the provisions of SOP 97-2 as of March 31, 1998. The adoption had no effect on the financial statements.

     Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Digital Sound International and DGSD Malaysia Corporation. All significant intercompany transactions and balances have been eliminated.

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

     Cash, cash equivalents and pledged cash. The Company considers as cash equivalents only those investments that are short-term, highly liquid, readily convertible to cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The Company classifies as cash equivalents only those investments with maturities of three months or less. The Company also pledged $1.0 million to facilitate a construction loan for the landlord to build new office space in its existing building. The pledge was released making the funds available to the Company in February 1998.

     Reclassification.   Certain data in the 1997 financial statements have been
reclassified to conform to the 1998 presentation.

     Reverse Stock Split   All share and per share information in the
accompanying consolidated financial statements and notes thereto has been retroactively adjusted to reflect a one-for-four reverse stock split approved on April 10, 1998 by the Company's shareholders, effective April 20, 1998.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.

NOTE 2.  Inventories
--------------------

     Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method) or market:

                                           March 31,         December 31,
                                             1998               1997
                                           ---------         ------------
                                          (Unaudited)
Raw materials and purchased parts          $  1,728           $  2,077
Work in process                               2,438              1,521
Finished goods                                  133                278
                                           --------           --------
                                           $  4,299           $  3,876
                                           ========           ========

NOTE 3:  Equity
---------------

Common and Common Equivalent Stock.
-----------------------------------

At March 31, 1998, there were 5,141,823 shares of the Company's Common Stock outstanding and 9,360,019 shares of common stock equivalents, as follows:

                                                       Number of Common and
                                                     Common Equivalent Shares
                                                     ------------------------
(A) Common Stock Outstanding at 3/31/98                   -        5,141,823
(B) Conversion of Series B Convertible Preferred
    Stock                                            6,129,168
(C) Conversion of Shareholder Notes Payable          2,204,168
(D) Shares Grant - 1983 Stock Option Plan              876,534
(E) Shares Grant - Directors' Stock Option Plan         55,150
(F) Warrant to Imperial Bank                           100,000
                                                     ---------
    Additional shares issuable                                      9,365,020
                                                                   ----------
    Total Potential Shares of Common Stock                         14,506,843
                                                                   ==========

(A)  Number of shares of Common Stock outstanding at March 31, 1998.
(B) Shares of Common Stock issuable upon conversion of the Company's Series B Convertible Preferred Stock outstanding at March 31, 1998.
(C) At March 31, 1998, there is $6,612,500 in Convertible Promissory Notes Payable ("Shareholder Notes Payable"). The Notes were converted into 881,667 shares of Series B Convertible Preferred Stock in April 1998; the shares of Series B Convertible Preferred Stock are in turn convertible into 2,204,168 shares of the Company's Common Stock.
(D) Number of shares of Common Stock issuable pursuant to options granted under the Company's 1983 Stock Option Plan.
(E) Number of shares of Common Stock issuable pursuant to options granted under the Company's Directors' Option Plan.
(F) Warrant to purchase 100,000 shares of the Company's Common Stock issued to a bank.

Reverse Split of Common Stock
-----------------------------

On April 10, 1998, the Company's Shareholders approved, and the Company issued, a 1 for 4 reverse split of the Company's Common Stock. In accordance with SAB 83, the financial statements and footnote disclosure reflects the reverse stock split for all reporting periods. In addition the calculation of earnings (loss) per share has given effect to the reverse stock split.

Preferred Stock
---------------

At March 31, 1998, there were outstanding Convertible Promissory Notes in the amount of $6,612,502.50. At the Company's annual meeting of shareholders held on April 10, 1998, the Company's shareholders approved a 1 for 4 reverse split of the Company's Common Stock and the authorization of additional shares of Common Stock. Upon such approval, the Convertible Promissory Notes were, pursuant to their terms, automatically converted into shares of Series B Convertible Preferred Stock. Such automatic conversion resulted in an additional 881,689 shares of Series B Convertible Preferred Stock outstanding.

NOTE 4.  Per Share Information
------------------------------

     Earnings (loss) per common and common equivalent share are computed based upon the weighted average number of outstanding shares of common stock and common stock equivalents. Antidilutive common stock equivalents were excluded from this calculation for the periods in which a loss was incurred.

NOTE 5.  Subsequent Events
--------------------------

     The annual meeting of shareholders for the Company was held on April 10, 1998. The shareholders approved all of the proposals as stated in the 1997 Proxy Statement, which were:

1.  The election of the Directors of the Company;
2. An increase in the number of shares of Common Stock available under the Company's Stock Option Plan from 6,500,000 to 9,500,000;
3.  Approval of a 1:4 reverse split of the Company's Common Stock;
4. An increase in the number of shares of Common Stock authorized from 50,000,000 to 90,000,000;
5.  Approval to change the name of the Company to PulsePoint Communications;
6. Ratification of the appointment of Ernst & Young as independent public accountants for the 1998 fiscal year.

As a result, in April 1998 the Company filed with the Secretary of State of the State of California an amendment to the Company's Ninth Amended and Restated Articles of Incorporation which effectuated Proposals No. 3 and No. 5, above. This amendment was approved by the Secretary of the State of the State of California on April 16, 1998.

As stated in the Company's Proxy Statement dated February 25, 1998, if both Proposals No. 3 and No. 4 are approved, the Board of Directors would implement Proposal No. 3 and would not implement Proposal No. 4. Consequently, Proposal No. 4 was not implemented. The Company's stock began trading on a post-reverse split basis on April 20, 1998.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
---------------------

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997
-------------------------------------------------------------------------------

     Net sales increased 25.0% from $3.4 million in 1997 to $4.2 million in 1998. Compared to the first quarter of 1997, sales into the VIS market increased by $0.6 million and sales into the CPE market increased by $0.2 million. System sales stayed essentially the same while sales of system upgrades and enhancements and services increased $0.8 million.

     Gross margin as a percentage of net sales increased to 55.3% in the 1998 period as compared to 43.0% for the same period in 1997. System margins were down from 41.6% in the 1997 period to 32.3% in the first quarter of 1998 and system upgrades, enhancements and service margins were up from 43.3% in the first quarter of 1997 to 61.0% in the comparable period in 1998. System upgrades and enhancements and services were 77.0% of total sales in the first quarter of 1997 and 80.3% in the comparable period in 1998.

     Selling, general and administrative expenses decreased from $3.9 million in the 1997 period to $3.5 million in the 1998 period as the Company instituted cost control measures company wide. As a result of these controls and the higher volume in net sales, selling, general and administrative expenses were lower as a percentage of sales (83.8%) in the 1998 quarter as compared to the 1997 quarter (116.1%).

     Engineering and development expenses increased from $2.3 million in the 1997 quarter to $2.6 million in 1998. Engineering and development expenses reflect the Company's strategy of continued investment in new product development and product enhancements. As a result of the higher volume in net sales in 1998, engineering and development expenses were lower as a percentage of sales in 1998 (63.0%) as compared to 1997 (69.2%).

     There was no provision for income taxes in the first quarter of 1998 or 1997 due to the losses from operations.

     As a result of the above, the Company's net loss for the three months ended March 31, 1998 was $3.6 million as compared to a net loss of $4.6 million for the comparable period last year.

Factors That May Affect Future Results
--------------------------------------

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. These risks are discussed in the Company's 1997 Annual Report to Shareholders and incorporated by reference to the Company's Annual Report on Form 10-K for thE fiscal year ended December 31, 1997.

Liquidity and Capital Resources
-------------------------------

     For the three months ended March 31, 1998, net working capital decreased by $3.3 million to $8.8 million compared to $12.1 million at December 31, 1997. In 1998 the decrease in working capital resulted principally from a reduction in cash of $4.7 million, an increase in accounts receivable of $0.2 million, an increase in inventory of $0.4 million, an increase in amounts borrowed under the Company's credit line of $0.4 million, and a decrease in accrued liabilities of
1.2 million. In April 1998, the $6.6 million of shareholders notes were converted to 881,667 shares of the Company's Series B Convertible Preferred Stock. (See Note 9 to the Company's financial statements included in the Company's 1997 Annual Report to Shareholders and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

     At March 31, 1998, the Company had cash and investments of $17.4 million and no long term debt. During 1998, net cash used by operations was $4.3 million. Through March 31, 1998, capital expenditures were $0.4 million. The Company has never paid any cash dividends on its stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

                          PART II - OTHER INFORMATION
                          ---------------------------

                           PULSEPOINT COMMUNICATIONS
                           -------------------------


Item 1.  Legal Proceedings
         -----------------

     As reported in Note 11 to the Company's financial statements included in the Company's 1997 Annual Report to Shareholders and incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1997, the Company is involved in patent litigation with Theis Research, Inc ("Theis"). In 1997, the U.S. Court of Appeals affirmed a district court's decision that Theis' patents were either invalid or not infringed by Lucent Technologies, Inc., thereby continuing the stay of Theis action against the Company. In Theis' action against Lucent Technologies, Inc., Theis has requested an extension through April 29, 1998, to file a writ of certiorari with the US Supreme Court.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         a) The Annual Meeting of Shareholders of PulsePoint Communications was held on April 10, 1998.

         b) Matters voted on at the meeting and votes cast on each were as follows:


                                                                       VOTES
                                                   ----------------------------------------------
                                                        For               Withhold Authority
                                                   -------------          ------------------
1.  To elect directors of the Company:
       John D. Beletic                              40,956,076                 205,650
       Bandel L. Carano                             40,968,076                 193,650
       J. David Hann                                40,960,576                 201,150
       Scot B. Jarvis                               40,974,576                 187,150
       Cameron D. Myhrvold                          40,967,576                 194,150
       Mark C. Ozur                                 40,963,876                 197,850
       Frederick J. Warren                          40,967,376                 194,350

                                                                                                      Broker
                                                        For            Against        Abstain        Non-votes
                                                   -------------    ------------   -------------   -------------
2.  To approve an amendment to the Company's          30,225,939     1,829,576        196,303       8,909,908
    1983 Stock Option Plan to increase the number
    of shares of the Company's Common Stock
    available under the plan from 6,500,000 to
    9,500,000 shares.

3.  To approve an amendment to the Company's          39,609,111     1,423,863        128,752            -
    Ninth Amended and Restated Articles of
    Incorporation effectuating a 1:4 reverse
    stock split of the Company's Common Stock

4.  To approve an amendment to the Company's          39,874,873     1,113,824        173,029            -
    Ninth Amended and Restated Articles of
    Incorporation increasing the number of
    shares of Common Stock authorized from
    50,000,000 to 90,000,000.

5.  To approve an amendment to the Company's          40,791,831       268,518        101,377            -
    Ninth Amended and Restated Articles of
    Incorporation changing the name of the
    Company to PulsePoint Communications.

6.  To ratify the appointment of Ernst & Young        40,984,487       120,590         56,649            -
    as independent public accountants for the
    Company for the 1998 fiscal year.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a)  Exhibits
         ------------

             3.03 Amendment to the Registrants Ninth Amended and Restated Articles of Incorporation dated as of April 16, 1998.

             3.04 Registrants Ninth Amended and Restated Articles of Incorporation dated as of January 16, 1990

         b)  Reports on Form 8-K
         -----------------------

             No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1998.



                          PULSEPOINT COMMUNICATIONS



                          By  /s/    Mark C. Ozur
                            ---------------------------------------------------
                                     Mark C. Ozur
                            President, Chief Executive Officer


                          By  /s/    B. Robert Suh
                            ---------------------------------------------------
                                     B. Robert Suh
                            Vice President, Finance and Chief Financial Officer