Form 10-Q/A
period 1998-03-31
PULSEPOINT COMMUNICATIONS
filed 1998-05-15
CIK 718576

                                  FORM 10-Q/A
                                  -----------

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

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 14, 1998.



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