Form 10-Q/A
period 1998-03-31
PULSEPOINT COMMUNICATIONS
filed 1998-06-16
CIK 718576

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
                                                       ========          ========

See accompanying notes

                           PULSEPOINT COMMUNICATIONS
                           -------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                 (In thousands)

                                                            Three Months Ended
                                                         ------------------------
                                                         March 31,      March 31,
                                                           1998           1997
                                                         ---------      ---------
                                                        (Unaudited)
Cash flows from operating activities
  Net income                                             $ (3,636)      $ (4,628)
  Adjustments to reconcile net income to
   net cash provided (used) by operations:
     Depreciation and amortization                            657            418
     Provision for loss on inventory                           40             34
     Provision for allowance for bad debt                      75             15
     Changes in operating assets and liabilities:
       Accounts receivable                                   (257)          (558)
       Inventories                                           (463)            53
       Other current assets                                   (13)           (28)
       Investment securities                                   (9)        (1,000)
       Other assets                                            28             31
       Accounts payable                                      (212)           800
       Accrued payroll and related                           (281)           227
       Other accrued liabilities                             (577)           552
                                                         --------       --------
         Net cash provided (used) by
          operations                                       (4,648)        (4,084)
                                                         --------       --------
Cash flows from investing activities:
  (Additions to) disposition of
   property and equipment                                    (367)        (1,638)
                                                         --------       --------
         Net cash used in investing activities               (367)        (1,638)

Cash flows from financing activities:
  Net proceeds from line of credit                            351
  Net proceeds from issuance of common stock                    9              7
                                                         --------       --------
         Net cash provided from financing
          activities                                          360              7

  Net increase (decrease) in cash and equivalents          (4,655)        (5,715)
                                                         --------       --------
  Cash and equivalents at beginning of period              20,973         18,187
                                                         --------       --------
  Cash and equivalents at end of period                  $ 16,318       $ 12,472
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