Form 10-Q
period 1998-06-30
PULSEPOINT COMMUNICATIONS
filed 1998-08-14
CIK 718576

                                   FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                       ----------------------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

                                      or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________  to  _____________

Commission File Number: 0-18280


                           PULSEPOINT COMMUNICATIONS
                        -------------------------------
            (Exact name of Registrant as specified in its charter)


          California                                        95-3222624
------------------------------                    ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


6307 Carpinteria Avenue, Carpinteria,  California             93013
--------------------------------------------------------------------------------
    (Address of principal executive offices)                 Zip Code


Registrant's telephone number, including area code        (805) 566-2000
                                                  ------------------------------


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

     The number of shares outstanding of Registrant's common stock as of July 31, 1998 was 5,213,927.

                           PULSEPOINT COMMUNICATIONS
                           -------------------------

                               TABLE OF CONTENTS
                               -----------------

                                                            Page Number
                                                            -----------
PART I.   FINANCIAL INFORMATION

 Item 1.  Financial Statements:

          Consolidated Balance Sheets as of June 30, 1998
          and December 31, 1997                                  3

          Consolidated Statements of Operations for the
          Three Months and Six Months ended
          June 30, 1998 and June 30, 1997                        4

          Consolidated Statements of Cash Flows for the
          Six Months ended June 30, 1998
          and June 30, 1997                                      5

          Notes to Consolidated Financial Statements             6

 Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations          8

PART II.  OTHER INFORMATION

 Item 1.  Legal proceedings                                     10

 Item 5.  Other Information                                     10

 Item 6.  Exhibits and Reports on Form 8-K                      11

                        PART I - FINANCIAL INFORMATION

                           PULSEPOINT COMMUNICATIONS
                           -------------------------
                          CONSOLIDATED BALANCE SHEET
                          --------------------------
                       (In thousands, except share data)

                                                                                           June 30,    December 31,
                                                                                             1998          1997
                                                                                         ------------  ------------
                                                                                           Unaudited
Assets
Current assets:
         Cash and cash equivalents                                                          $ 12,869      $ 20,973
         Accounts receivable, less allowance for doubtful accounts of $678
                  and $527 at June 30, 1998 and December 31, 1997, respectively                6,752         4,111
         Inventories, net                                                                      4,687         3,876
         Other current assets                                                                    146           169
                                                                                            --------      --------
                 Total current assets                                                         24,454        29,129
Property and equipment, at cost:
         Computers and other equipment                                                        10,062         9,504
         Furniture and fixtures                                                                1,004           999
         Leasehold improvements                                                                1,469         1,357
                                                                                            --------      --------
                 Total property and equipment, at cost                                        12,535        11,860
         Less accumulated depreciation and amortization                                       (7,624)       (6,776)
                                                                                            --------      --------
                 Property and equipment, net of depreciation and amortization                  4,911         5,084
Other assets:
         Investment securities                                                                 1,039         1,030
         Other assets                                                                          1,732         2,198
                                                                                            --------      --------
         Total other assets                                                                    2,771         3,228
                                                                                            --------      --------
Total assets                                                                                $ 32,136      $ 37,441
                                                                                            ========      ========
Liabilities & Shareholders' Equity
Current liabilities:
         Credit Line                                                                        $  2,304      $  1,581
         Shareholder notes payable                                                               -           6,613
         Accounts payable                                                                      3,566         3,532
         Accrued payroll and related                                                           2,491         3,102
         Other accrued liabilities                                                             2,411         2,170
                                                                                            --------      --------
                 Total current liabilities                                                    10,772        16,998
Other liabilities                                                                                805           -
Commitments and contingencies                                                                    -             -
Shareholders' equity:
         Preferred stock, 15,000,000 shares authorized:
         Series B, no par value,  3,333,334 and 2,451,667 shares issued and
                outstanding at June 30, 1998 and December 31, 1997, respectively.             24,723        18,110
         Common stock, no par value - 50,000,000 shares authorized,
                5,213,927 and 5,140,398 shares issued and outstanding
                at June 30, 1998 and December 31, 1997, respectively                          69,489        69,205
         Accumulated deficit                                                                 (73,653)      (66,872)
                                                                                            --------      --------
                 Total shareholders' equity                                                   20,559        20,443
                                                                                            --------      --------
Total liabilities & shareholders' equity                                                    $ 32,136      $ 37,441
                                                                                            ========      ========

See accompanying notes

                           PULSEPOINT COMMUNICATIONS
                           -------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                     (In thousands, except per share data)


                                                              Three Months Ended                     Six Months Ended
                                                        -----------------------------         ------------------------------
                                                         June 30,           June 30,            June 30,           June 30,
                                                           1998               1997                1998               1997
                                                        ----------         ----------         ----------          ----------
                                                                                     (Unaudited)
Net sales                                              $ 6,842            $ 5,068            $11,043             $ 8,427
Cost of sales                                            3,875              2,125              5,754               4,040
                                                       -------            -------            -------             -------

        Gross margin                                     2,967              2,943              5,289               4,387

Selling, general and administrative                      3,767              3,923              7,287               7,823
Engineering and development                              2,534              2,795              5,178               5,118
                                                       -------            -------            -------             -------
                                                         6,301              6,718             12,465              12,941
                                                       -------            -------            -------             -------
Income (loss) from operations                           (3,334)            (3,775)            (7,176)             (8,554)

        Interest and other income                          189                 90                395                 241
                                                       -------            -------            -------             -------

Income (loss) before provision for income taxes         (3,145)            (3,685)            (6,781)             (8,313)

Provision for income taxes:                                 -                  -                  -                   -
                                                       -------            -------            -------             -------

Net income (loss)                                      $(3,145)           $(3,685)           $(6,781)            $(8,313)
                                                       =======            =======            =======             =======

Net income (loss) per common and common
   equivalent share                                    $  (.61)           $  (.72)           $ (1.31)            $ (1.64)
                                                       =======            =======            =======             =======

Weighted average common and common
   equivalent shares outstanding                         5,172              5,084              5,157               5,070
                                                       =======            =======            =======             =======

See accompanying notes

                           PULSEPOINT COMMUNICATIONS
                           -------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                 (In thousands)

                                                                                    Six Months Ended
                                                                                 ----------------------
                                                                                  June 30       June 30
                                                                                    1998          1997
                                                                                 ----------    ----------
                                                                                 (Unaudited)
Cash flows from operating activities
  Net income                                                                      $(6,781)      $(8,313)
  Adjustments to reconcile net income to
   net cash provided (used) by operations:
    Depreciation and amortization                                                   1,314           801
    Provision for loss on inventory                                                   110            81
    Provision for allowance for bad debt                                              150            25
    Changes in operating assets and liabilities:
      Accounts receivable                                                          (1,986)         (230)
      Inventories                                                                    (921)         (632)
      Other current assets                                                             23           (23)
      Investment securities                                                            (9)       (1,500)
      Other assets                                                                     -             15
      Accounts payable                                                                 34           901
      Accrued payroll and related                                                    (559)          353
      Other accrued liabilities                                                       241           (99)
      Other liabilities                                                                -             -
                                                                                  -------       -------

        Net cash provided (used) by
         operations                                                                (8,384)       (8,621)
                                                                                  -------       -------

Cash flows from investing activities:
  (Additions to) disposition of
   property and equipment                                                            (675)       (1,359)
                                                                                  -------       -------
        Net cash used in investing activities                                        (675)       (1,359)

Cash flows from financing activities:
  Net proceeds from line of credit                                                    671            -
  Net proceeds from issuance of common stock                                          284           107
                                                                                  -------       -------
        Net cash provided from financing
         activities                                                                   955           107

  Net increase (decrease) in cash and equivalents                                  (8,104)       (9,873)

  Cash and equivalents at beginning of period                                      20,973        18,187
                                                                                  -------       -------

  Cash and equivalents at end of period                                           $12,869       $ 8,314
                                                                                  =======       =======

See accompanying notes

                           PULSEPOINT COMMUNICATIONS
                           -------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                 JUNE 30, 1998
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

   Revenue recognition. Generally sales are recognized when products are shipped or when services are performed. Warranty costs are accrued at the time of sale. Revenue from sales of extended warranties is accounted for as deferred revenue and recognized into income over the warranty or maintenance period.

   In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company adopted the provisions of SOP 97-2 as of March 31, 1998. The adoption had no effect on the financial statements.

   Principles of consolidation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries Digital Sound International and DGSD Malaysia Corporation. All significant intercompany transactions and balances have been eliminated.

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

   Cash and cash equivalents. The Company considers as cash equivalents only those investments that are short-term, highly liquid, readily convertible to cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The Company classifies as cash equivalents only those investments with maturities of three months or less.

   Reclassification. Certain data in the 1997 financial statements have been reclassified to conform to the 1998 presentation.

   Reverse Stock Split. All share and per share information in the accompanying consolidated financial statements and notes thereto has been retroactively adjusted to reflect a one-for-four reverse stock split approved on April 10, 1998 by the Company's shareholders, effective April 20, 1998.

   These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1997, as filed with the Securities and Exchange Commission.


NOTE 2.  Inventories
--------------------

   Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method) or market:

                                       June 30,         December 31,
                                         1998              1997
                                      ----------        ----------
                                      (Unaudited)

Raw materials and purchased parts      $ 1,612           $ 2,077
Work in process                          2,557             1,521
Finished goods                             518               278
                                       -------           -------
                                       $ 4,687           $ 3,876
                                       =======           =======


NOTE 3:  Equity
---------------

                      Common and Common Equivalent Stock.
                      -----------------------------------

   At June 30, 1998, there were 5,213,927 shares of the Company's Common Stock outstanding and 9,533,543 shares of common stock equivalents, as follows:

                                                                Number of Common and
                                                              Common Equivalent Shares
                                                            ---------------------------
 (A) Common Stock Outstanding at 6/30/98                           -          5,213,927
 (B) Conversion of Series B Convertible Preferred
     Stock                                                  8,333,336
 (C) Shares Grant - 1983 Stock Option Plan                  1,045,057
 (D) Shares Grant - Directors' Stock Option Plan               61,400
 (E) Warrants                                                 100,000
                                                            ---------
     Additional shares issuable                                               9,539,793
                                                                             ----------
     Total Potential Shares of Common Stock                                  14,753,720
                                                                             ==========

(A)  Number of shares of Common Stock outstanding at June 30, 1998.
(B) Shares of Common Stock issuable upon conversion of the Company's Series B Convertible Preferred Stock outstanding at June 30, 1998.
(C) Number of shares of Common Stock issuable pursuant to options granted under the Company's 1983 Stock Option Plan (assuming full vesting).
(D) Number of shares of Common Stock issuable pursuant to options granted under the Company's Directors' Option Plan (assuming full vesting).
(E) Warrant to purchase 100,000 shares of the Company's Common Stock issued to a bank.

Reverse Split of Common Stock
-----------------------------

   On April 10, 1998, the Company's Shareholders approved, and the Company issued, a 1 for 4 reverse split of the Company's Common Stock. In accordance with SAB 83, the financial statements and footnote disclosure reflects the reverse stock split for all reporting periods. In addition, the calculation of earnings (loss) per share has given effect to the reverse stock split.

Preferred Stock
---------------

   At March 31, 1998, there were outstanding Convertible Promissory Notes in the amount of $6,612,502.50. At the Company's annual meeting of shareholders held on April 10, 1998, the Company's shareholders approved a 1 for 4 reverse split of the Company's Common Stock and the authorization of additional shares of Common Stock. Upon such approval, the Convertible Promissory Notes were, pursuant to their terms, automatically converted into shares of Series B Convertible Preferred Stock. Such automatic conversion resulted in an additional 881,667 shares of Series B Convertible Preferred Stock outstanding.


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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
---------------------

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997
-----------------------------------------------------------------------------

   Net sales increased 35.0% from $5.1 million in 1997 to $6.8 million in 1998. Compared to the second quarter of 1997, sales into the VIS market increased by $1.9 million and sales into the CPE market decreased by $0.2 million. System sales increased by $2.0 million from those of the prior period while sales of system upgrades and enhancements and services decreased $0.3 million.

   Gross margin as a percentage of net sales decreased to 43.4% in the 1998 period as compared to 58.1% for the same period in 1997. System margins were down from 43.7% in the 1997 period to 38.7% in the second quarter of 1998 and system upgrades, enhancements and service margins were down from 63.9% in the second quarter of 1997 to 48.4% in the comparable period in 1998. During the quarter, the Company established a reserve in the amount of $0.8 million to allow for certain of the Company's products sold during the quarter to be potentially traded-in for the Company's new products, when generally available. The allowance to establish this reserve was recognized in Cost of Goods Sold and was the primary cause of the lower overall gross margin.

   System upgrades and enhancements and services were 71.1% of total sales in the second quarter of 1997 and 48.2% in the comparable period in 1998.

   Selling, general and administrative expenses decreased from $3.9 million in 1997 to $3.8 million in 1998 as the Company instituted cost control measures company wide. As a result of these controls and the higher volume in net sales, selling, general and administrative expenses were lower as a percentage of sales (55.1%) in 1998 as compared to 1997 (77.4%).

   Engineering and development expenses decreased from $2.8 million in 1997 to $2.5 million in 1998. For 1998, engineering and development expenses reflect the Company's implementation of cost controls. As a result of the decrease in spending for engineering development in 1998 and the higher volume in net sales, engineering and development expenses were lower as a percentage of sales in 1998 (37.0%) as compared to 1997 (55.1%).

   There was no provision for income taxes in the second quarter of 1998 due to the loss from operations.

   As a result of the above, the Company's net loss for the three months ended June 30, 1998 was $3.1 million as compared to a net loss of $3.7 million for the comparable period last year.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997
-------------------------------------------------------------------------

   Net sales increased 31.0% from $8.4 million in 1997 to $11.0 million in 1998. Compared to 1997, sales into the VIS market increased by $2.6 million and sales into the CPE market had no change. System sales increased from those of the prior period by $2.1 million while sales of system upgrades and enhancements and services increased $0.5 million.

   Gross margin as a percentage of net sales decreased to 47.9% in the 1998 period as compared to 52.1% for the same period in 1997. System margins were down from 47.0% in the 1997 period to 40.8% in 1998 and system upgrades, enhancements and service margins were down from 53.9% in 1997 to 52.6% in the comparable period in 1998. Margins decreased due to the $0.8 million reserve for trade-ins established during the quarter.

   System upgrades and enhancements and services were 73.6% of total sales in 1997 and 60.4% in the comparable period in 1998.

   Selling, general and administrative expenses decreased from $7.8 million in 1997 to $7.3 million in 1998 as the Company instituted cost control measures company wide. As a result of these controls and of the higher volume of net sales, selling, general and administrative expenses were lower as a percentage of sales (66.0%) in 1998 as compared to 1997 (92.8%).

   Engineering and development expenses increased from $5.1 million in 1997 to $5.2 million in 1998. As a result of the higher volume in net sales, engineering and development expenses were lower as a percentage of sales in (46.9%) as compared to 1997 (60.7%).

   There was no provision for income taxes in the second quarter of 1998 due to the loss from operations.

   As a result of the above, the Company's net loss for the six months ended June 30, 1998 was $6.8 million as compared to a net loss of $8.3 million for the comparable period of 1997.

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

Liquidity and Capital Resources
-------------------------------

   For the six months ended June 30, 1998, net working capital increased by $1.6 million to $13.7 million compared to $12.1 million at December 31, 1997. The increase in net working capital resulted principally from the conversion of the Shareholder Notes Payable to Series B Preferred Stock of $6.6 million, an increase in accounts receivable of $2.6 million, and an increase in inventory of $0.8 million partially offset by a decrease in cash of $8.1 million. (See note 9 to the Company's financial statements included in the Company's 1997 Annual Report to Shareholders and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

   At June 30, 1998, the Company had cash and short-term investments of $12.9 million and no long term debt. Through June 30, 1998 capital expenditures were $0.7 million. The Company has never paid any cash dividends on its stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

   The Company's cash and cash equivalents balance has declined by approximately $8.1 million during the first six months of 1998. The Company's level of sales during the first half of 1998 has been insufficient to generate net cash from operations. If the Company's sales were to increase substantially in response to heightened demand for the Company's new products, the Company initially would be required to increase its outlays to meet such demand. As a result, the Company expects its operations to continue to use net cash, and the Company may be required to seek additional debt or equity financings during the coming quarters. There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner on a basis favorable to the Company, or at all.

                          PART II  - OTHER INFORMATION
                          ----------------------------

                           PULSEPOINT COMMUNICATIONS
                           -------------------------


Item 1.  Legal Proceedings
         -----------------

   As reported in Note 11 to the Company's financial statements included in the Company's 1997 Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Company is involved in patent litigation with Theis Research, Inc. ("Theis"). This action was stayed pending resolution of Theis' patent infringement action against Octel Communications Corporation (now a division of Lucent Technologies) and Northern Telecom Inc. In 1997, the U.S. Court of Appeals affirmed a district court's decision that the patents Theis asserted against Octel and Northern Telecom were each either invalid, not infringed or both. Theis' writ of certiorari to the U.S. Supreme Court was denied on June 26, 1998, exhausting Theis' appeals. The Company has not received notice from the district court that the stay of the action involving the Company has been lifted and has not received any communication from Theis regarding lifting the stay.


Item 5.  Other Information
         -----------------

   New Securities and Exchange Commission ("SEC") rules regarding shareholder proposals became effective on June 29, 1998. Pursuant to these new rules, if the Company has not received notice on or before January 11, 1999 of any matter a shareholder intends to propose for a vote at the 1999 Annual Meeting of Shareholders, then a proxy solicited by the board of directors may be voted on such matter in the discretion of the proxy holder, without a discussion of the matter in the proxy statement soliciting such proxy and without such matter appearing as a separate matter on the proxy card. As previously disclosed in the Company's proxy statement for the annual meeting of shareholders held earlier this year on April 10, 1998, a shareholder who wishes to include a proposal and the shareholder's statement in support thereof in the Company's proxy statement must send such material in accordance with SEC Rules to the Company at its principal executive offices for receipt no later than December 17, 1998.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

   a)  Exhibits

       10.1 Form of Warrant Agreement between Registrant and NEXTLINK Communications, Inc.

   b)  Reports on Form 8-K

       No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1998.



                                 PULSEPOINT COMMUNICATIONS



                                 By: /s/ Mark C. Ozur
                                    -----------------------------------
                                     Mark C. Ozur
                                     President, Chief Executive Officer



                                 By: /s/ B. Robert Suh
                                    -----------------------------------
                                     B. Robert Suh
                                     Vice President, Finance
                                     and Chief Financial Officer