Form 10-Q
period 1998-09-30
PULSEPOINT COMMUNICATIONS
filed 1998-11-16
CIK 718576

                                   FORM 10-Q
                                   ---------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                    ________________________________________

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

                                       or

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ___________  to  _____________

Commission File Number: 0-18280


                           PULSEPOINT COMMUNICATIONS
           --------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


          California                                       95-3222624
---------------------------------                  ---------------------------
 (State or other jurisdiction of                        (I.R.S.  Employer
 incorporation or organization)                         Identification No.)


6307 Carpinteria Avenue, Carpinteria,  California             93013
------------------------------------------------------------------------------
               (Address of principal executive offices)     Zip Code


Registrant's telephone number, including area code    (805) 566-2000
                                                  -----------------------------


                                Not  Applicable
-------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)


   Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X                                  No
             ________                                ________

   The number of shares outstanding of Registrant's common stock as of October 28, 1998 was 5,213,927.

                           PULSEPOINT COMMUNICATIONS
                           -------------------------


                               TABLE OF CONTENTS
                               -----------------


                                                                  Page Number
                                                                  -----------

PART I.   FINANCIAL INFORMATION
  Item 1. Financial Statements:

          Consolidated Balance Sheets as of September 30, 1998         3
          and December 31, 1997


          Consolidated Statements of Operations for the                4
          Three months and Nine months ended
          September 30, 1998 and September 30, 1997


          Consolidated Statements of Cash Flows for the                5
          Nine months ended September 30, 1998
          and September 30, 1997


          Notes to Consolidated Financial Statements                   6


  Item 2. Management's Discussion and Analysis of                      9
          Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

  Item 1. Legal proceedings                                           12

  Item 5. Other Information                                           12

  Item 6. Exhibits and Reports on Form 8-K                            12


                        PART I - FINANCIAL INFORMATION

                           PULSEPOINT COMMUNICATIONS
                           -------------------------
                           CONSOLIDATED BALANCE SHEET
                           --------------------------
                       (In thousands, except share data)

                                                                              September 30,    December 31,
                                                                                   1998            1997
                                                                              --------------   -------------
                                                                                 Unaudited
ASSETS
Current assets:
   Cash and cash equivalents                                                       $ 13,764        $ 20,973
   Accounts receivable, less allowance for doubtful accounts of $717
      and $527 at September 30, 1998 and December 31, 1997, respectively              6,058           4,111
   Inventories, net                                                                   5,993           3,876
   Other current assets                                                                 268             169
                                                                                   --------        --------
          Total current assets                                                       26,083          29,129
Property and equipment:
   Computers and other equipment                                                     10,142           9,504
   Furniture and fixtures                                                             1,006             999
   Leasehold improvements                                                             1,469           1,357
                                                                                   --------        --------
          Total property and equipment                                               12,617          11,860
   Less accumulated depreciation and amortization                                    (8,387)         (6,776)
                                                                                   --------        --------
          Net property and equipment                                                  4,230           5,084
Other assets:
   Investment securities                                                              1,086           1,030
   Other assets                                                                       1,432           2,198
                                                                                   --------        --------
   Total other assets                                                                 2,518           3,228
                                                                                   --------        --------
Total assets                                                                       $ 32,831        $ 37,441
                                                                                   ========        ========

LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Short term debt                                                                 $  4,149        $  1,581
   Shareholder notes payable                                                             --           6,613
   Accounts payable                                                                   4,302           3,532
   Accrued payroll and related                                                        3,017           3,102
   Other accrued liabilities                                                          2,462           2,170
                                                                                   --------        --------
          Total current liabilities                                                  13,930          16,998
Other liabilities                                                                     1,052              --
Shareholders' equity:
   Preferred stock, 15,000,000 shares authorized:
   Series B, no par value, 3,333,334 and 2,451,667 shares issued and outstanding at September 30, 1998 and December 31, 1997,
      respectively                                                                   24,723          18,110
   Common stock, no par value - 50,000,000 shares authorized,
      5,213,927 and 5,140,398 shares issued and outstanding
      at September 30, 1998 and December 31, 1997, respectively                      69,489          69,205
   Accumulated deficit                                                              (76,363)        (66,872)
                                                                                   --------        --------
          Total shareholders' equity                                                 17,849          20,443
                                                                                   --------        --------
Total liabilities & shareholders' equity                                           $ 32,831        $ 37,441
                                                                                   ========        ========

See accompanying notes

                           PULSEPOINT COMMUNICATIONS
                           -------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                     (In thousands, except per share data)

                                                          Three Months Ended                Nine Months Ended
                                                          ------------------                -----------------
                                                     September 30,    September 30,    September 30,    September 30,
                                                          1998             1997             1998             1997
                                                     --------------   --------------   --------------   --------------
                                                                                (Unaudited)
Net sales                                                $   7,195        $   5,890        $  18,238       $   14,317
   Cost of sales                                             3,388            3,241            9,142            7,281
                                                         ---------        ---------        ---------       ----------

   Gross margin                                              3,807            2,649            9,096            7,036

Selling, general and administrative                          3,799            4,481           11,085           12,304
Engineering and development                                  2,861            3,261            8,039            8,379
                                                         ---------        ---------        ---------       ----------
                                                             6,660            7,742           19,124           20,683
                                                         ---------        ---------        ---------       ----------
Income (loss) from operations                               (2,853)          (5,093)         (10,028)         (13,647)

   Interest and other  income                                  143                4              537              244
                                                         ---------        ---------        ---------       ----------

Income (loss) before provision for income taxes             (2,710)          (5,089)          (9,491)         (13,403)

Provision for income taxes:                                     --               --               --               --
                                                         ---------        ---------        ---------       ----------

Net income (loss)                                        $  (2,710)       $  (5,089)       $  (9,491)      $  (13,403)
                                                         =========        =========        =========       ==========

Net income (loss) per common and common
   equivalent share                                      $    (.52)       $   (1.00)       $   (1.83)      $    (2.64)


Weighted average common and common
   equivalent shares outstanding                             5,214            5,097            5,176            5,079
                                                         ==========       =========        =========       ==========

See accompanying notes

                           PULSEPOINT COMMUNICATIONS
                           -------------------------
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     ------------------------------------
                                (In thousands)

                                                                        Nine Months Ended
                                                                 -------------------------------
                                                                  September 30,    September 30,
                                                                      1998             1997
                                                                   ----------       ----------
                                                                           (Unaudited)
Cash flows from operating activities:
   Net income                                                        $  (9,491)      $  (13,403)
   Adjustments to reconcile net income to
      net cash provided (used) by operations:
          Depreciation and amortization                                  2,427            1,327
          Provision for loss on inventory                                  202              160
          Provision for allowance for bad debt                             225               80
          Changes in operating assets and liabilities:                                       --
            Accounts receivable                                         (1,608)              76
            Inventories                                                 (2,318)          (2,441)
            Other current assets                                           (74)              69
            Investment securities                                          (56)          (1,775)
            Other assets
            Accounts payable                                               745            1,772
            Accrued payroll and related                                    (85)             883
            Other accrued liabilities                                     (272)             180
            Other liabilities                                            1,052               --
                                                                     ---------       ----------

                Net cash used by operating activities                   (9,253)         (13,072)
                                                                     ---------       ----------

Cash flows from investing activities:
   Additions to property and equipment                                    (807)          (2,327)
                                                                     ---------       ----------
                Net cash used in investing activities                     (807)          (2,327)

Cash flows from financing activities:
   Net proceeds from line of credit                                      2,568               --
   Net proceeds from issuance of common stock                              283              107
                                                                     ---------       ----------
                Net cash provided from financing activities              2,851              107

   Net decrease in cash and cash equivalents                            (7,209)         (15,292)

   Cash and cash equivalents at beginning of period                     20,973           18,187
                                                                     ---------       ----------

   Cash and cash equivalents at end of period                        $  13,764       $    2,895
                                                                     =========       ==========

See accompanying notes

                           PULSEPOINT COMMUNICATIONS
                           -------------------------
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------
                              SEPTEMBER 30, 1998
                              ------------------
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

   Principles of consolidation. In September 1998, the names of the corporation's wholly-owned subsidiaries DGSD Malaysia and Digital Sound International Corporation were changed, respectively, to PulsePoint Communications Malaysia Corporation and PulsePoint Communications International Corporation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as noted above. All significant intercompany transactions and balances have been eliminated.

   Short term investments. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company adopted the provisions of SFAS 115 for investments held as of December 31, 1995. The adoption had no effect on the financial statements. Short term investments (principally commercial paper and discount notes with maturity dates generally within 90 days that are considered cash equivalents) are classified as "held to maturity" based on the Company's positive intent and ability to hold the securities until maturity. The securities are presented at amortized cost which approximates fair value. Amortization and interest on securities classified as "held to maturity" are included in investment income.

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


NOTE 2.  Inventories
--------------------

   Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method) or market:


                                            September 30,   December 31,
                                                1998            1997
                                            -------------   -------------
                                            (Unaudited)
     Raw materials and purchased parts       $    2,198      $    2,077
     Work in process                              2,843           1,521
     Finished goods                                 952             278
                                            -------------   -------------
                                             $    5,993      $    3,876
                                            =============   =============


NOTE 3:  Debt
-------------

   The Company's Security and Loan Agreement (the "Credit Line") with Imperial Bank was due to mature on June 30, 1998. In order to provide sufficient time to negotiate and document a renewal of the Credit Line, the Company received extensions of this maturity date to September 21, 1998. On September 19, 1998, the Company renewed its Security and Loan Agreement to February 26, 1999.

   On September 29, 1998, the Company received a commitment from Transamerica Business Credit Corporation ("Transamerica") to provide the Company with a Term Loan in the amount of $3.0 million secured by certain of the assets of the Company (the "Term Loan"). Each funding under the Term Loan will be for a period of 36 months with equal monthly repayments of approximately 3.4% of the amount funded. As additional incentive to enter into the Term Loan, the Company also provided warrants to purchase 92,308 shares of the Company's common stock at a price of $3.25 per share, the closing price on the date of the commitment. At September 30, 1998 there were no borrowings under the Term Loan.

   In anticipation of closing the Term Loan, Imperial Bank agreed to provide $2.0 million of additional availability under the limits and terms of the Credit Line. As such, at September 30, 1998 the total amount drawn on the Credit Line was $4.1 million, including the $2.0 million additional availability. On October 16th, the $2.0 million additional availability was repaid to Imperial Bank. On November 10, 1998, the Company signed the Term Loan agreement. The Company expects to draw at least $2.0 million under the Term Loan by December 31, 1998.

NOTE 4:  Equity
---------------

                      Common and Common Equivalent Stock.
                      -----------------------------------

   At September 30, 1998, there were 5,213,927 shares of the Company's Common Stock outstanding and 9,958,393 shares of common stock equivalents, as follows:


                                                                                       Number of Common and
                                                                                     Common Equivalent Shares
                                                                                     ------------------------

     (A)      Common Stock Outstanding at 9/30/98                                                   5,213,927
     (B)      Conversion of Series B Convertible Preferred Stock                     8,333,336
     (C)      Options Granted - 1983 Stock Option Plan                               1,463,657
     (D)      Options Granted - Directors' Stock Option Plan                            61,400
     (E)      Warrants                                                                 100,000
                                                                                     ---------
                   Additional shares issuable                                                       9,958,393
                                                                                                   ----------
                   Total Potential Shares of Common Stock                                          15,172,320
                                                                                                   ==========


(A)  Number of shares of Common Stock outstanding at September 30, 1998.
(B) Shares of Common Stock issuable upon conversion of the Company's Series B Convertible Preferred Stock outstanding at September 30, 1998.
(C) Number of shares of Common Stock issuable pursuant to options granted under the Company's 1983 Stock Option Plan (assuming full vesting).
(D) Number of shares of Common Stock issuable pursuant to options granted under the Company's Directors' Option Plan (assuming full vesting).
(E) Warrants to purchase 100,000 shares of the Company's Common Stock issued to Imperial Bank. Does not include warrants to purchase 92,308 shares of the Company's common stock which the Company has agreed to issue to Transamerica Business Credit Corporation nor warrants to purchase 29,000 shares of the Company's common stock issueable to NextLink Communications, Inc.

Reverse Split of Common Stock
-----------------------------

   On April 10, 1998, the Company's Shareholders approved and on April 20, 1998, the Company effected a 1 for 4 reverse split of the Company's Common Stock. In accordance with SAB 83, the financial statements and footnote disclosure reflects the reverse stock split for all reporting periods. In addition, the calculation of earnings (loss) per share has given effect to the reverse stock split.


NOTE 5.  Per Share Information
------------------------------

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    ---------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

Results of Operations
---------------------

Three Months Ended September 30, 1998 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 1997
--------

   Net sales increased 22.0% from $5.9 million in 1997 to $7.2 million in 1998. Consistent with the Company's focus on the Voice Information Services ("VIS") market, sales to network service providers accounted for approximately 85% of the total sales while sales into the Customer Premise Equipment ("CPE") market represented the remaining 15% of the total sales as compared to 76% and 24% of sales for VIS and CPE during the same period in 1997, respectively.

   Gross margin as a percentage of net sales increased to 52.9% in the 1998 period as compared to 45.0% for the same period in 1997. The gross margin improvement resulted from higher production volumes which allow for the wider spreading of fixed costs, coupled with an increase in the number of larger system sales.

   Throughout 1998, the Company has effectively managed and controlled operating expenses by instituting various cost efficiency measures. As a result, selling, general and administrative expenses decreased from $4.5 million in 1997 to $3.8 million in 1998. Combining the impact of the cost efficiency measures with the higher volume in net sales resulted in lower selling, general and administrative expenses as a percentage of sales (52.8%) in 1998 as compared to 1997 (76.1%).

   Similar cost management and control measures have been applied to engineering and development expenses which decreased from $3.3 million in 1997 to $2.9 million in 1998. As a result of the decrease in spending for engineering development in 1998 and the higher volume in net sales, engineering and development expenses were lower as a percentage of sales in 1998 (39.8%) as compared to 1997 (55.4%).

   There was no provision for income taxes in the third quarter of 1998 due to the loss from operations.

   As a result of the above, the Company's net loss for the three months improved by 46.7%, from a net loss of $5.1 million for the quarter ending at September 30, 1997 to a $2.7 million net loss for the comparable period this year.

Nine months ended September 30, 1998 Compared to Nine months ended September 30,
--------------------------------------------------------------------------------
1997
----

   Net sales increased 27.3% from $14.3 million in 1997 to $18.2 million for the first nine months of 1998. Again, consistent with the Company's focus on the VIS market, sales to network service providers accounted for approximately 83% of the total sales while sales into the CPE market represented the remaining 17% of the total sales as compared to 74% and 26% of sales for VIS and CPE during the same period in 1997, respectively.

   Gross margin as a percentage of net sales increased to 49.9% in the 1998 period as compared to 49.1% for the same period in 1997. The gross margin improvement is attributed to higher production volumes which allow for the wider spreading of fixed costs, coupled with an increase in the number of larger system sales. During the second quarter of 1998, the Company established a reserve to allow for certain of the Company's products sold to be potentially traded-in for new products, when generally available. The allowance to establish this reserve was recognized in Cost of Goods Sold and was the primary cause of a lower overall gross margin. The reserve balance at September 30, 1998 was $1.1 million.

   As noted earlier, throughout 1998 the Company has effectively managed and controlled operating expenses by instituting various cost efficiency measures. As a result, selling, general and administrative expenses decreased from $12.3 million in 1997 to $11.1 million in 1998 as the Company instituted cost control measures company-wide. As a result of these cost efficiency measures and the higher volume of net sales, selling, general and administrative expenses were lower as a percentage of sales (60.8%) in 1998 as compared to 1997 (85.9%).

   Similarly, engineering and development expenses decreased from $8.4 million in 1997 to $8.0 million in 1998. As a result of this decrease and higher volume in net sales, engineering and development expenses were lower as a percentage of sales in (44.1%) as compared to 1997 (58.5%).

   There was no provision for income taxes for the nine months ended September 30, 1998 due to the loss from operations.

   As a result of the above, the Company's net loss for the nine months improved by 29.1% from a net loss of $13.4 million for the 9 months ending at September 30, 1997 to a $9.5 million net loss for the comparable period this year.

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

   For the past several years, the Company has relied upon sales and services related to its VoiceServer family of products. In February 1998, the Company introduced its new product line, the PulsePoint Enhanced Application Platform ("EAP"). The EAP is a carrier-grade, internet-ready open-system enhanced services solution based on Microsoft Windows NT Server. It is designed for the messaging needs of small- to large-sized network service providers and resellers. Its architecture supports a wide variety of port capacities from tens to thousands of ports.

   In July 1998, the Company announced the renewal of its multi-year contract with GTE. As part of that renewal, GTE provided a $50 million minimum purchase commitment, subject to the Company meeting certain delivery milestones. Also in July 1998, the Company announced that one of those milestones had been missed and as such, GTE now has the option of choosing to reduce, cancel, or maintain the purchase commitment clause within the overall contract. Through November 12, 1998, no action has been taken to modify the purchase commitment clause.
The Company also announced in July 1998 that the EAP was in integration testing and standardization at GTE with a goal of initial deployment beginning later this year. The Company continues to maintain its goal of initial deployment with GTE or other customers in late 1998, although there can be no assurance that this goal will be achieved.

   Though demand for the Company's VoiceServer product lines remains strong, the Company's management believes that future sales will depend largely upon the successful completion, standardization, and build-out of the EAP product line. There can, however, be no assurance that this goal will be achieved.

   The Company's strategy has been to develop new technology and to expand its marketing capabilities, with the goal of creating successful new products and marketing them effectively, thereby returning the Company to profitability. The Company's ongoing investments in technology and marketing require funds and the Company's financial resources are limited so that the Company's funds will be exhausted if the Company is unsuccessful in creating, developing, and marketing new products such as the EAP product line and is unable to raise additional working capital.

Year 2000 Update
----------------

   Certain computer programs and embedded computer chips are unable to distinguish between the year 1900 and the year 2000 (the "Year 2000 Problem"). The Company has undertaken a comprehensive program to address the effects of the Year 2000 Problem on its products and systems ("The Program"). The Program addresses the Year 2000 Problem as it impacts the Company in three distinct areas: (1) the Company's products; (2) the Company's internal systems; and (3) third parties with which the Company has material relationships.

   The Company sold certain equipment prior to 1992 which may still be in service but which the Company no longer has commitments to support and as such, the Company does not believe it has any responsibility to remediate the Year 2000 Problem with regard to these particular systems. Though the Company does not anticipate receiving any requests for such remediation, there can be no assurance that these claims will not occur.

   The Company believes that its current products are either Year 2000 compliant or that Year 2000 compliant solutions are available for the products. Although the Company has not received any customer complaints, there can be no assurance that such complaints will not be received. The Company has also been developing a new product line, and any new products the Company releases are being designed to be Year 2000 compliant.

   In 1997, the Company replaced its primary internal accounting, manufacturing, and inventory systems with a new system which the vendor warrants is Year 2000 compliant. The Company is approximately 60% complete with its testing of other internal systems and imbedded processors. These include, among many others, the Company's payroll, internal networking, engineering development, and office security systems. The Company plans to complete testing of the remaining 40% and to have repaired or replaced any systems found to be non-Year 2000 compliant by June 30, 1999.

   The Program has identified third parties with which the Company has material relationships. To date, approximately 30% of these third parties have responded to the Company's queries regarding their Year 2000 compliance and, to date, none of these third parties have disclosed any material risk to the Company. The Company currently plans to have received responses from the remaining 70% by June 30, 1999. In many cases, the Company is not in a position to confirm independently the accuracy of the information reported by these third parties. If any of these third parties remain non-Year 2000 compliant, it could have material adverse effects upon the operations of the Company.

   The Company expects the total cost of The Program to be approximately $0.8 million. To date, the Company has incurred approximately $0.5 million of these costs. Should the Company encounter unexpected problems in any area of compliancy with the Year 2000 Problem, this amount could be substantially increased. The Company currently plans to have The Program completed not later than June 30, 1999, which is prior to any anticipated impact on the Company's operating systems. While the Company does not expect the Year 2000 Problem to cause any significant operational problems, there can be no assurance that such problems will not occur. As part of The Program, the Company is working to develop the most reasonably likely worst case scenario after which the Company will develop a contingency plan. The anticipated completion date for this is June 30, 1999.

Liquidity and Capital Resources
-------------------------------

   For the nine months ended September 30, 1998, net working capital increased by $0.1 million to $12.2 million compared to $12.1 million at December 31, 1997. The increase in net working capital resulted principally from an increase in accounts receivable of $1.9 million, an increase in inventory of $2.1 million, an increase in the amounts borrowed under the Company's credit line of $2.6 million, and an increase in accrued liabilities of $1.0 million offset by a decrease in cash of $7.2 million. In April 1998, the $6.6 million of shareholder notes were converted to 881,667 shares of the Company's Series B Convertible Preferred Stock. (See note 9 to the Company's financial statements included in the Company's 1997 Annual Report to Shareholders and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.)

         At September 30, 1998, the Company had cash and cash equivalents of $13.8 million. Through September 30, 1998 capital expenditures were $0.8 million. The Company has never paid any cash dividends on its stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

         The Company's cash and cash equivalents balance has declined by approximately $7.2 million during the first nine months of 1998. The Company's level of sales during the three quarters of 1998 has been insufficient to generate net cash from operations. If the Company's sales were to increase substantially in response to heightened demand for the Company's new products, the Company initially would be required to increase its outlays to meet such demand. As a result, the Company expects its operations to continue to use net cash, and the Company may be required to seek additional debt or equity financings during the coming quarters. There can be no assurance that the Company will be able to consummate debt or equity financings in a timely manner on a basis favorable to the Company, or at all.


                          PART II - OTHER INFORMATION
                          ---------------------------

                           PULSEPOINT COMMUNICATIONS
                           -------------------------

Item 1.  Legal Proceedings

         As reported in Note 11 to the Company's financial statements included in the Company's 1997 Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Company is involved in patent litigation with Theis Research, Inc. ("Theis"). This action was stayed pending resolution of Theis' patent infringement action against Octel Communications Corporation (now a division of Lucent Technologies) and Northern Telecom Inc. In 1997, the U.S. Court of Appeals affirmed a district court's decision that the claims of the five patents Theis asserted against both Octel and Northern Telecom were each either invalid, not infringed or both. Theis' writ of certiorari to the U.S. Supreme Court was denied on June 26, 1998, exhausting Theis' appeals. On September 29, 1998, the district court has now entered a judgment that the claims of a sixth patent asserted against Northern Telecom are invalid. Theis filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit on October 29, 1998. The action should remain stayed with respect to the Company at least until this appeal is concluded.

Item 5.  Other Information

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     a)    Exhibits

           10.2 Second Amendment to Security and Loan Agreement, Domestic Credit and Addendum Thereto, between the Registrant and Imperial Bank, dated as of September 11, 1998.

           10.3 Second Amendment to Credit Terms and Conditions, between the Registrant and Imperial Bank, dated as of September 11, 1998.


     b)    Reports on Form 8-K

           No reports on Form 8-K have been filed during the quarter for which this report is filed.


                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 1998.



                                 PULSEPOINT COMMUNICATIONS


                                 By: /s/ Mark C. Ozur
                                     ----------------------------------
                                     Mark C. Ozur
                                     President, Chief Executive Officer



                                 By: /s/ B. Robert Suh
                                     ----------------------------------
                                     B. Robert Suh
                                     Vice President, Finance
                                     and Chief Financial Officer