Form 10-K
period 1998-12-31
PULSEPOINT COMMUNICATIONS
filed 1999-03-19
CIK 718576

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
(X) Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]
     For the fiscal year ended December 31, 1998.
     OR
( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [FEE REQUIRED]

For the transition period from __________________ to _________________

Commission File Number: 0-18280
                        -------

                            PULSEPOINT COMMUNICATIONS
              ------------------------------------------------------
              (Exact name of Registrant as specified in its charter)

                 California                                     95-3222624
------------------------------------------------            -------------------
     (State or other jurisdiction of                         (I.R.S. Employer)
      incorporation or organization)                        Identification No.)

6307 Carpinteria Avenue, Carpinteria, California                   93013
------------------------------------------------            -------------------
  (Address of principal executive offices)                      (Zip Code)

                                 (805) 566-2000
           -----------------------------------------------------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:
           -----------------------------------------------------------

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

     Yes    X                                     No
         -------                                     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of Registrant's voting stock held by non-affiliates of the Registrant as of February 26, 1999 was approximately $19,751,185.

The number of shares outstanding of Registrant's Common Stock as of February 26, 1999: 5,289,545.


Documents Incorporated by Reference:

Part III of this Annual Report on 10-K is incorporated by reference: Proxy Statement for the Registrant's 1999 Annual Meeting of Stockholders (the "1999 Proxy Statement").

                            PULSEPOINT COMMUNICATIONS
                           Annual Report on Form 10-K
                                December 31, 1998

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

Item 1.       Business.........................................................1
Item 2.       Properties.......................................................6
Item 3.       Legal Proceedings................................................6
Item 4.       Submission of Matters to a Vote of Security Holders..............6
              Executive Officers of the Company ...............................7

                                    PART II

Item 5.       Market  for  Company's  Common  Equity  and  Related
              Stockholder Matters .............................................8
Item 6.       Selected Financial Data..........................................9
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations...........................................10
              Quantitative and Qualitative Disclosure About Market Risk.......14
Item 8.       Financial Statements and Supplementary Data.....................16
Item 9.       Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure............................................29

                                    PART III

Item 10.      Directors and Executive Officers of the Company.................30
Item 11.      Executive Compensation..........................................30
Item 12.      Security Ownership of Certain Beneficial Owners and Management..30
Item 13.      Certain Relationships and Related Transactions..................30

                                    PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K .......................................................30

Signatures....................................................................32
_________________


Trademarks - PulsePoint(TM), PulsePoint Communications(TM), VoiceServer(R), and InfoMail(R) are registered trademarks of the Company. Other products and company names mentioned herein may be trademarks of their respective owners.


                                     Page i

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


ITEM 1.   BUSINESS
          --------

PulsePoint Communications, a California corporation, designs, develops and markets high-capacity, network-based enhanced services solutions. The Company has two product lines, the new product line and the legacy product line. The new product line, the PulsePoint Enhanced Application Platform and Applications, and the legacy product line, the VoiceServer Family of Multimedia Messaging Products, are sold to telecommunications network service providers worldwide. Both the PulsePoint Enhanced Application Platform and Applications and VoiceServer products are architected to ultimately integrate voice, fax and e-mail messaging applications on a single platform for implementation with telephony (both wireline and wireless) and data networks to provide Unified Messaging. Unified Messaging allows end users to manage their messages using telephones, cellular phones, fax machines or screen-based devices, such as desktop or portable personal computers. The VoiceServer platform functions in a public switch telephony environment. The PulsePoint Enhanced Application Platform functions in either a public switch telephone network or IP-telephony environment, making it suitable for next generation network deployments.

The Company sells its products to progressive and competitive public network service providers worldwide through a variety of channels. These channels include both direct and indirect sales. Complementing a direct sales organization, the public enhanced services markets are served by indirect channels, including equipment manufacturers (OEMs). The public service provider market includes a broad array of established and emerging carriers that provide voice and data services to business and residential customers. These providers offer enhanced services to their customers to increase adoption, reduce churn of their customer base and provide strategic differentiation of their basic services. These enhanced services are typically comprised of messaging applications, which include voice and fax messaging, and occasionally e-mail messaging, and are provided using enhanced services solutions located at the service provider's central switching offices.

PLATFORM AND APPLICATION PRODUCTS

The PulsePoint Enhanced Application Platform - PulsePoint's next generation enhanced services solution is a revolutionary new kind of enhanced services platform, called an enhanced application platform. The PulsePoint Enhanced Application Platform is the world's first carrier-grade and standards-based, open-system Enhanced Application Platform based on the Microsoft(R) Windows NT(R) Server operating system. It uses off-the-shelf hardware and software and PulsePoint middleware to ensure scalability and availability and enable rapid application innovation. The PulsePoint Enhanced Application Platform is comprised of hardware components, along with the operating system, a middleware software layer, rapid application creation tools, standard interfaces and migration tools. PulsePoint's applications together with third party applications ride on top of the enhanced application platform. Together, the applications and platform comprise the enhanced services solution.

APPLICATIONS TO BE AVAILABLE ON THE PULSEPOINT ENHANCED APPLICATION PLATFORM

The PulsePoint  Messaging  Applications will be comprised of four  applications:
The PulsePoint Call Answering, Voice Messaging, Home/Office Unified Messaging and Enterprise Messaging Applications. The Company has completed development of many of the features identified below and others are currently scheduled for completion at various times over the next few years.

PulsePoint Call Answering targets home/office workers and consumers. It is comprised of a core set of features, which provides a single inbox for both wireline and wireless messages. For multiple member households, it offers roommate features, allowing each member of a household to have a unique greeting and private access to their messages. Major features supported by this application at this time include: Call Answering, Any Phone Access, Multi-line Mailbox, Wake-up and Reminder Calls, Extra Mailboxes, Paging/SMS Notification, Unlimited Languages, Multiple Greetings.

PulsePoint Voice Messaging targets home/office workers, consumers and small business users. It is comprised of a core set of features, including all of the features in Call Answering, plus features required to enable two-way messaging, including reply from a message session. The primary benefits to an end user are two-way messaging and broader reach and control of communications. Major features ultimately to be supported by this application include: Call Answering Application Features Plus, Send-Forward-Reply From a Subscriber Session, Mark Message as Urgent and/or Private, Address Book to Manage Groups of Subscribers, Main-Alternate-3 System Greetings, Mailbox Transfer Options, Enhanced Tutorial--No User Training.

PulsePoint Home/Office Unified Messaging targets home office, consumer and small business segments. In this implementation, voice, fax and e-mail messages will be accessed using IMAP compatible clients. Voice and fax messages are accessed by a telephone user interface. Message notification is provided for all messages. Features will ultimately include: Voice Messaging Features plus a single inbox for Voice-Fax-Email Messages, IMAP4 Client Access to Microsoft OutLook & Outlook Express, Netscape(TM) Communicator, QUALCOMM(TM) Eudora and IBM(TM)/Lotus Notes, Paging and SMS Notification for all Messages, Telephone User Interface for Fax and Voice Messages.

This application also supports a web-based implementation, which targets heavy wireless users. In this implementation, all messages will be accessed by either a telephone user interface or by customizable web pages. Messages are accessible by either thick PC browsers such as Netscape Navigator and Microsoft Internet Explorer, or thin browsers, using protocols, such as extensible markup language
(XML) and the wireless markup language (WML), among others. Major features ultimately supported by this application include: Voice Messaging plus a single inbox for Voice-Fax-Email Messages, accessible by Telephone User Interface or Browsers such as Netscape Navigator, Microsoft Internet Explorer, XML and WML, with Paging and SMS Notification for all Messages.

PulsePoint Enterprise Unified Messaging targets medium business and enterprise segments. In this implementation, voice, fax and e-mail messages will be accessed using IMAP compatible clients or a telephone user interface. Full collaboration and message notification will be provided for all messages. Ultimately this carrier-grade solution will integrate with Microsoft Windows 2000, incorporating all of the features typically reserved for the enterprise, into the public network. Major features ultimately supported by this application include: Voice Messaging Features plus a single inbox for Voice-Fax-Email Messages, accessible by Telephone User Interface or IMAP4-Compatible Clients (Server-Integrated), for access to Microsoft Exchange, IBM/Lotus Notes Server, Netscape Messaging Server, with Paging and SMS Notification for all Messages, with a Remote Application Module Hosting Microsoft Exchange.

Initial implementation will ultimately incorporate Microsoft Exchange 5.5, leveraging the broad medium-sized business and enterprise acceptance, and rich services beyond the core message application, including contact database, shared calendar and public folder collaboration, among others. The second implementation of this solution will ultimately feature Microsoft Windows 2000 with Exchange Platinum Server, providing access to Microsoft's Active Directory services, enabling additional features such as: Global Address List and Company-wide Address List, Full Collaboration and Notification Support.

The PulsePoint Call Controller Application answers calls then directs callers through a range of choices that include transferring to attendants and extensions, or other services, and listening to Audiotext information. The call logic, prompts and phrases are completely customizable in an unlimited number of languages to meet the needs of individual businesses. Users can provision and update phrases simply by using a touch tone telephone. This application targets small business segments, which uses Centrex and voice mail services, is short on administrative staff, and does not have an IT department to manage a CPE solution. It also targets medium business segments, which will value the control to route calls across multiple departments and multiple locations.

The VoiceServer Platform is based on UNIX System V operating system with a number of PulsePoint Communications proprietary technologies.

     VoiceServer 2110 - Designed to meet the voice and fax messaging needs of small- to medium-sized telephone public service providers and resellers. It supports up to 25,000 mailboxes and provides from 8 to 120 voice ports.

     VoiceServer 3110 - Designed to meet the messaging needs of large-sized public service providers and resellers. It supports up to 50,000 mailboxes and provides up to 240 voice ports.

Applications Available on the VoiceServer Platform

InfoMail 4.3 -- InfoMail is a full-featured voice/fax messaging product for the public enhanced service provider markets. It includes voice mail features and offers flexible administration. InfoMail offers integrated fax messaging, on-line tutorial, guest mailboxes, scheduled future delivery of messages up to one year in advance, non-delivery notification, name delivery, a personal reminder interface for users, user programming of calls to other extensions and group distribution lists. Major features supported by this application include:
FaxMail with Voice Comment Attachments, Fax Overflow, Hands-Free Operation with Spoken Password.

InfoMail Express -- InfoMail Express integrates Internet e-mail with the InfoMail multimedia platform to provide full unified messaging for the public service provider market, and extends the unified messaging services of InfoMail to personal computers. With InfoMail Express, users of personal computers running Microsoft's Windows 95, Windows 98 and Internet Explorer can visually access mailboxes on InfoMail Express to review voice, fax and e-mail messages.

Call Controller -- Call Controller provides call-processing capabilities, which allow callers to route their calls to a specific destination by listening to voice menus and entering responses on a telephone keypad. When integrated with InfoMail, the caller can leave a voice message when encountering a busy line or no answer when dialing an extension. As a flexible call processing and audiotex application, Call Controller enables companies to program various greetings.

SWITCH INTEGRATIONS

The PulsePoint Enhanced Application Platform and VoiceServer Platform integrate most major central office switches, including those manufactured by Lucent Technologies Inc., Ericsson, Inc., Alcatel Alsthom S.A., Siemens AG and Northern Telecom Ltd.

1998 PRODUCT DEVELOPMENT

During 1998, the Company continued development of the PulsePoint Enhanced Application Platform, PulsePoint Messaging and Call Controller Applications. Primary focus on the platform development was to create a platform that would meet service provider requirements for reliability, availability, serviceability, as well as scalability to enable central office deployments of the platform. In addition, considerable investment was made to refine an environment for rapid application innovation, so service providers ultimately will be able to innovate in "Internet time". Finally, investments were made to ensure the platform could bridge old and new networks and provide applications for multiple networks from a single platform, giving service providers investment protection and reducing their total cost of ownership. Principal focus on application development was to replicate the feature sets currently available on the VoiceServer platform, so legacy customers would be able to migrate customers from VoiceServer platforms to Enhanced Application Platforms, without a reduction in service. These efforts position PulsePoint Communications with a platform for service providers that is able to perform reliably in a mission-critical environment, with the basic features currently offered today, on a platform architecture that positions them for next generation networks and an application path for the future.

Also, to further strengthen its product line, the Company continued to incorporate new hardware and software technologies into the VoiceServer product line.

The Company continued to invest in upgrading the skills of the engineering organization. The Company's engineering and development group included 66 employees at December 31, 1998. During the years ended December 31, 1996, 1997 and 1998 the Company spent approximately $8.9 million, $12.2 million and $11.3 million, respectively, on engineering and development. To date, all of the Company's engineering and development expenses, including software development costs, have been charged to operations as incurred.

1999 PRODUCT DEVELOPMENT OUTLOOK

In 1999, the Company intends to focus development activities on adding to its messaging applications by building out the PulsePoint Voice Messaging, Home/Office Unified Messaging and Call Controller Applications. The Home/Office Unified Messaging Application will be a fundamental piece of development needed to bring Unified Messaging onto the Enhanced Application Platform. It is also a crucial foundation piece for the next release of Unified Messaging that enables network service providers to target large and medium-sized business users, with enterprise e-mail solutions. In addition, the Company intends to focus its resources on moving the media modules of the PulsePoint Enhanced Application Platform onto Microsoft Windows NT Server operating system and moving to compact PCI technologies, which the Company believes will ultimately provide significant cost reductions to the platform, enabling the Company to offer a lower capacity configuration, as well as improve serviceability. There can be no assurance, however, that the Company will realize such development goals or cost reductions.

QUALITY ASSURANCE AND MANUFACTURING

PulsePoint Communications earned re-certification to one of the most rigorous international quality standards, ISO 9001, initially achieving registration in 1995 and re-registration in each year since, including 1998. The ISO 9000 series of standards represents an international consensus on the essential features of a quality system to ensure the effective operation of any business, and more than 90 countries have adopted the ISO 9001 series as national standards. There have also been two large regional adoptions, CEN (European Committee for Standardization) and COPANT (the Pan-American Standards Commission). The Company believes its certification to be the most stringent level of the series (9001) and it provides significant competitive advantage. Further, the quality management system implemented in support of the certification effort ensures that procedures are implemented and responsibilities defined to provide all employees with the ability to pursue continuous quality improvement in meeting customer requirements.

The Company's manufacturing operations consist principally of final assembly and testing of subassemblies and systems for VoiceServer products. The Company uses independent manufacturers to perform printed circuit board assembly, building of cabinets and subassemblies and sheet metal fabrication. These suppliers all satisfy the strictest quality standards such as ISO or MIL-SPEC. Although the Company generally uses standard parts and components in manufacturing these products, certain components, primarily power supplies, disk drives, interface cards and certain semiconductors, are presently available only from a single source or from limited sources. To date, the Company has been able to obtain adequate supplies of these components in a timely manner from existing sources. However, delay or lack of supply from existing sources or the inability to develop alternative sources, if and as required in the future, could adversely affect the Company's operating results.

The Company uses Solectron Corp. to manufacture the PulsePoint Enhanced Application Platform on a turnkey basis, buying components to the Company's specifications. Solectron Corp., the world's largest third-party manufacturer, is ISO 9000 certified and the only two-time winner of the Malcolm Baldridge Award.

At December 31, 1998, the Company's quality assurance and manufacturing group included 11 employees.

CUSTOMER SUPPORT, SALES AND MARKETING

The Company sells its products into the public network service market. This market consists of local exchange carriers, including the Regional Bell Operating Companies ("RBOCs"), Post Telephone and Telegraphs ("PTT's", providers of telephone and telecommunications services in most foreign countries), independent telephone companies, service bureaus, inter-exchange carriers, cellular service providers and internet service providers. During 1998, the Company maintained distribution agreements with Siemens AG of Germany, Marconi Communications Limited of Coventry, England, Consultronix Systems Corporation of the Philippines, PT Galva of Indonesia, Intecom and Volt Delta of the United States.

Customer service and support are of great importance to the Company. The Company believes customer satisfaction is achieved through continued high levels of quality service and support. The Company's customer support group includes field engineers, applications specialists, implementation specialists and third party maintenance providers and is supported by a training staff and the Company's entire technical staff when necessary. The Company maintains a 24-hour service and support center at its Carpinteria facility. The Company has an extensive field service organization and outsources service and support from IBM's Global Services organization to provide on-site emergency assistance should the need arise from IBM's 160 support offices, worldwide. Most customers' problems are resolved over the telephone by remote diagnostic and corrective actions.

The Company maintains a training center at its Carpinteria facility to support the needs of its customers for instructional, administrative and technical training. Additionally, the Company maintains a staff of highly qualified trainers available to support customers' requests for on-site training at all levels. Prior to equipment delivery, training and implementation, personnel are made available to the customer to ensure a smooth installation, with follow-up visits performed to reinforce previous training and answer new questions. The training organization also offers technical software, system maintenance, customer support and administrative courses. The Company's customer support, sales and marketing group included 57 employees at December 31, 1998.

During the year ended December 31, 1996, GTE Corp., PT Galva, Indonesia and GPT Limited (now Marconi Communications Limited), England accounted for 40%, 13% and 11%, respectively, of the net sales for the Company. During the year ended December 31, 1997, GTE accounted for 58% of the net sales for the Company. During the year ended December 31, 1998, GTE and NEXTLINK Communications, Inc. accounted for 55% and 16% of the net sales for the Company, respectively.

Sales depend on the Company's continued ability to meet agreed milestones, specifications, requirements and conditions of sales contracts in a timely manner. The Company's goal is to meet these requirements as agreed with each customer, however, forward planning involves risk; there can be no assurance that it will do so or realize the corresponding revenue.

The Company provides a system product warranty for parts and labor for 12 months from date of shipment. The Company offers several options for maintenance and support services of its products on a contractual basis after the limited product warranty has expired. After June 30, 1999, it is the Company's intent that coverage for maintenance and support services shall be limited to systems that have been upgraded by the customer to a Year 2000 compliant version. Customers may request maintenance and support services for non-Year-2000-compliant systems for the period June 30, 1999 to December 31, 1999, and the Company shall, at its discretion, provide such maintenance and support on a time and materials basis. Additionally, the Company offers a performance guarantee for the VoiceServer, which guarantees the system performance (measured by the average delay time for response to key presses) will not deteriorate under maximum load conditions. Otherwise, the Company will re-configure the system or replace it at no cost to the customer.

BACKLOG

The Company's backlog at December 31, 1998 was $2.4 million compared to $1.5 million at December 31, 1997. The Company includes in backlog orders for products or services to be shipped or performed within 180 days. Quarterly revenues and operating results will depend on the volume and timing of new orders received during a quarter, which are difficult to forecast. Because of the possibility of customer changes in delivery schedules or cancellation of orders, the Company's backlog as of any particular date may not result in actual sales for any future period.

COMPETITION

The messaging industry is highly competitive and the Company believes that competition will intensify as the industry grows, matures and consolidates. The Company competes with different companies in the different customer markets it serves and the principal competitive factors vary depending on the customer market.

PulsePoint Communications focuses primarily on selling its products to the domestic and international network service provider segments. Principal competitive factors are reliability, scalability and the ability to offer a rich suite of integrated multimedia applications on one platform. For public switch telephone network service provider segments, the Company's principal competitors include Lucent Technologies Inc., Comverse Technology Inc., Unisys Corp., and Centigram Communications Corp. In IP-telephony network service provider segments, the Company's principal competitors include Amteva Technologies, Inc. and MediaGate, Inc.

The Company continues to develop enhancements to its products and to develop new products in order to address what the Company believes are the emerging requirements of public network service providers. However, there can be no assurance that product requirements will not change as this market develops or that other companies will not be faster or more successful in bringing comparable products to market.

The Company believes that its competitive strengths include carrier-class reliability and scalability, a modular and integrated suite of messaging and communication-management applications, a rapid application creation environment, state-of-the-art digital networking, software-embedded signaling technology, easy-to-use interfaces, and the ability to integrate with the switches of multiple manufacturers.

In the network service provider markets, these competitors and other new entrants may introduce and deliver new products with expanded capabilities that could adversely affect the competitive position of the Company. The Company believes competition for the sale of voice processing systems in its markets will continue to evolve as customers' applications and technology become more sophisticated. Some of the Company's competitors have substantially greater development, marketing and capital resources than the Company.

PATENTS, COPYRIGHTS AND TECHNOLOGY LICENSES

The Company policy on intellectual property is to develop, utilize and protect its patents, trademarks, copyrights and trade secrets in order to maximize the value of the Company's technological expertise and innovation.

The Company holds five United States patents and has seven patent applications pending. The Company also has one foreign patent and ten foreign patent applications pending. The Company has registered a number of trademarks in the United States and has a number of trademark applications pending both in the United States and in foreign countries. The Company's software is protected by copyright and trade secrecy laws. However, such protection does not ensure that the Company's competitors will not develop similar technology. The Company periodically acquires technology from third parties to supplement its development efforts. These acquisitions may require prepaid license fees and/or the payment of royalties. The Company holds a perpetual license from AT&T for the UNIX operating system.

EMPLOYEES

At December 31, 1998, the Company had 155 employees, including 57 in sales, marketing and customer support, 66 in engineering and development, 11 in quality assurance and manufacturing and 21 in corporate administration and finance. Many of the Company's employees are highly skilled, and the Company's success will depend in part on its ability to attract and retain such employees.

The Company has never had a work stoppage. No employees are represented by a labor organization and the Company considers its employee relations to be good.

ITEM 2.   PROPERTIES
          ----------

The Company's corporate offices, engineering and development facilities and manufacturing facilities are located in Carpinteria, California, in a total of approximately 53,000 square feet. In December of 1996, the Company entered into a ten year lease and consolidated into half of the facility that it currently occupies. The move resulted in a savings of approximately 45% of the previous annual lease payments. The facility is leased for a period of ten years beginning in December 1996, with two five-year renewal options. Annual rental on the facility was approximately $0.7 million in 1998, with the rent subject to annual increases.

The Company currently maintains support and sales offices and/or has sales or technical support representatives in the following locations: Phoenix, Arizona; Irvine, California; Carpinteria, California; Tampa, Florida; Atlanta, Georgia; Chicago, Illinois; Lowell, Massachusetts; Oakdale, Minnesota; Dallas, Texas; Cedarpark, Texas; and Bobingen, Germany.

The Company believes that its current facilities are well maintained and sufficient to satisfy its operations for the next several years.


ITEM 3.   LEGAL PROCEEDINGS
          -----------------

As reported in Note 11 to the Company's financial statements included in the Company's 1997 Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Company is involved in patent litigation with Theis Research, Inc. ("Theis"). This action was stayed pending resolution of Theis' patent infringement action against Octel Communications Corporation (now a division of Lucent Technologies) and Northern Telecom Inc. In 1997, the U.S. Court of Appeals affirmed a district court's decision that the claims of the five patents Theis asserted against both Octel and Northern Telecom were each either invalid, not infringed or both. Theis' writ of certiorari to the U.S. Supreme Court was denied on June 26, 1998, exhausting Theis' appeals. On September 29, 1998, the district court entered a judgment that the claims of a sixth patent asserted against Northern Telecom are invalid. Theis filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit on October 29, 1998. The action should remain stayed with respect to the Company at least until this appeal is concluded.

Additionally, the Company is subject to pending claims primarily related to contractual and product issues. Management, after review and consultation with the Company's counsel, believes that the liability, if any, from the disposition of such claims and litigation would not have a materially adverse effect on the financial condition or results of operations of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ---------------------------------------------------

None.

Item S-K 401(b).   EXECUTIVE OFFICERS OF THE COMPANY

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

                                                               Served as Officer
Name                    Age    Position                               Since
================================================================================
Mark C. Ozur            43     President                              1993
                               Chief Executive Officer
Keith M. Beckwith       44     Vice President, Sales                  1994
James C. Eby            52     Vice President, Chief Quality and      1983
                               Operations Officer, Assistant
                               Secretary
Benn L. Schreiber       46     Vice President, Engineering            1997
B. Robert Suh           39     Vice President, Finance,               1995
                               Chief Financial Officer and
                               Corporate Secretary
Pamela J. Thompson      41     Vice President, Marketing              1997

MR. OZUR has been President and Chief Executive Officer of the Company since December 1994. From April 1993 to November 1994 he served as Vice President Chief Technical Officer. From 1990 to 1992 he was Vice President of Precision Visuals, a software development company, and from 1978 to 1982 and 1986 to 1990 he was at Digital Equipment Corporation, a computer hardware and software company, developing software. During 1982, he founded Omtool Corporation, a compiler and software publishing company.

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

MR. SCHREIBER has been Vice President, Engineering since August 1997. Previously, he worked at Digital Equipment Corporation (DEC) where he was the director of Windows NT Systems Software. Previously, Mr. Schreiber held several other engineering management positions at DEC.

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

MS. THOMPSON has been Vice President, Marketing since October 1997. Ms. Thompson came to PulsePoint Communications after eight years at Motorola, Inc. where she was most recently the Director of Strategic Businesses, responsible for developing and implementing wireless content solutions for paging carriers around the globe. Prior to this, she was Managing Director for Motorola Air Communications, Ltd. Previously, she held other senior management positions at Motorola, including Vice President and Director of Asia Pacific Wireless Data Network Operations and Manager of Corporate Strategy.

                                    PART II


ITEM 5.   MARKET FOR the COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS
          --------------------------------------------------------------

Through February 2, 1998, the Company's Common Stock traded on the Nasdaq Stock Market under the symbol DGSD. From February 2, 1998 through May 13, 1998, the Company's stock traded on the Nasdaq Stock Market under the symbol PLPTD. Beginning May 14, 1998, the Company's stock began trading on the Nasdaq Stock Market under the symbol PLPT. The following tables set forth the high and low closing prices in each quarter during 1997 and 1998 as reported by the NASDAQ National Market System. On April 10, 1998, the Company's Shareholders approved and on April 20, 1998, the Company effected a 1 for 4 reverse split of the Company's Common Stock. The stock prices below have been adjusted to reflect the reverse stock split for all periods reported.


                                              1997
                                        High        Low
                  ---------------------------------------

                  1st Quarter        $  6.88      $  5.12
                  2nd Quarter           5.88         2.76
                  3rd Quarter           7.36         3.52
                  4th Quarter           6.52         3.76
                  =======================================


                                              1998
                                        High        Low
                  ---------------------------------------

                  1st Quarter        $  9.75      $  6.50
                  2nd Quarter          10.13         5.63
                  3rd Quarter           7.69         2.00
                  4th Quarter           4.63         2.22
                  =======================================

The Company has never paid any cash dividends on its stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business. At February 26, 1999, there were approximately 750 holders of record of the Company's Common Stock.

ITEM 6.   SELECTED FINANCIAL DATA
          -----------------------

Consolidated Selected Financial Data

PulsePoint Communications
(In thousands, except per share data)
                                                                              Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                          1994           1995           1996           1997            1998
==============================================================================================================================
STATEMENT OF OPERATIONS DATA:
Net sales                                               $ 31,687       $ 23,201       $ 22,332       $ 20,644        $ 25,449
Cost of sales                                             13,295         10,858          8,312         10,523          12,268
------------------------------------------------------------------------------------------------------------------------------
Gross margin                                              18,392         12,343         14,020         10,121          13,181
------------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative                       10,165         11,781         12,846         17,122          14,386
Engineering and development                                6,328          7,209          8,903         12,181          11,291
------------------------------------------------------------------------------------------------------------------------------
   Total operating expense                                16,493         18,990         21,749         29,303          25,677
------------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                              1,899         (6,647)        (7,729)       (19,182)        (12,496)
Interest and other income, net                               669          1,473            950            273             645
------------------------------------------------------------------------------------------------------------------------------

Income (loss) before provision or income taxes             2,568         (5,174)        (6,779)       (18,909)        (11,851)
Provision for income taxes                                   (80)           (14)           (22)           (15)            (18)
------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                          2,488         (5,188)        (6,801)       (18,924)        (11,869)
------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per common share                        $    .52       $  (1.04)      $  (1.36)      $  (3.72)       $  (2.29)
Earnings (loss) per common share -
     assuming dilution                                  $    .48       $  (1.04)      $  (1.36)      $  (3.72)       $  (2.29)
Weighted average common and common
     equivalent shares outstanding                         5,295          4,970          5,021          5,090           5,188
==============================================================================================================================

                                                                              Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------
                                                          1994           1995           1996           1997            1998
==============================================================================================================================
BALANCE SHEET DATA:
Working capital                                         $ 31,695       $ 25,085       $ 20,345       $ 12,131        $ 11,989
Total assets                                              43,960         38,914         33,333         37,441          30,527
Long-term obligations, excluding current portion             127              -              -              -           1,498
Shareholders' equity                                      37,327         32,557         26,027         20,443          15,802
==============================================================================================================================


                                     Page 9

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          -----------------------------------------------------------

1998 COMPARED TO 1997. Net sales increased 23% to $25.4 million in 1998 from $20.6 million in 1997. Consistent with the Company's focus on the Voice Information Services (VIS) market, sales to network service providers totaled $21.2 million and accounted for approximately 83% of total sales in 1998, compared with sales of $15.5 million or 75% of total sales from the previous 12 months. Sales to the Customer Premise Equipment (CPE) market represented the remaining 17% of total sales in 1998 compared with 25% in 1997.

Gross margin as a percentage of net sales increased to 52% in 1998 from 49% in 1997, primarily the result of the higher production volumes which allow for the wider spreading of fixed costs and an increase in the number of larger systems sold. During 1998, the Company established a reserve to allow for certain of the Company's products sold to be potentially traded-in for new products, when generally available. The allowance to establish this reserve was recognized in Cost of Goods Sold and was $1.4 million at December 31, 1998. During 1997, the Company took a one-time charge to cost of sales of approximately $1.5 million in connection with a review of the Company's operations, cost structure and balance sheet. Excluding these two events, the adjusted gross margin in 1998 would have been 57% compared with an adjusted gross margin in 1997 of 55%. Margins on the sale of new systems increased from 46% in 1997 to 49% in 1998. In addition, the margin on the sale of system upgrades and enhancements and service increased from 50% in 1997 to 59% in 1998.

Throughout 1998, the Company has effectively managed and controlled operating expenses by instituting various cost efficiency measures. As a result, selling, general and administrative expenses decreased from $17.1 million in 1997 to $14.4 million in 1998. Combining the impact of the cost efficiency measures with the higher volume in net sales resulted in selling, general and administrative expenses as a percentage of sales of 57% in 1998 as compared to 83% in 1997.

Similar cost management and control measures have been applied to engineering and development expenses, which decreased from $12.2 million in 1997 to $11.3 million in 1998. For 1997 and 1998, engineering and development expenses reflect the Company's strategy of continued investment in new product development and product enhancements. As a result of the decrease in spending for engineering development and increased sales levels, engineering and development expenses were lower as a percentage of sales in 1998 (44%) as compared to 1997 (59%).

Interest and other income increased from $0.3 million in 1997 to $0.6 million in 1998, principally as the result of a higher average cash balance.

The provision for income taxes in 1998 was $18,000. Totaling the above, the Company incurred a net loss of $11.9 million as of December 31, 1998 compared to a net loss of $18.9 million in 1997.

The extent and timing of new orders for the Company's existing products from VIS providers have substantial effects on the Company's net sales. Such orders are usually significant in size and can materially affect sales in any quarter. The Company's operations are not subject to a particular seasonality; however, historically first quarter sales have been less than fourth quarter sales. It is difficult to predict receipt of new orders reliably and quarterly revenues and operating results will depend on volume and timing of new orders received during a quarter.

1997 COMPARED TO 1996. Net sales decreased 8% from $22.3 million in 1996 to $20.6 million in 1997, a decrease of $1.7 million. Compared to the prior year, sales in the Voice Information Services (VIS) market decreased $1.7 million while sales in the Customer Premises Equipment (CPE) showed no change.

Gross margin as a percentage of net sales decreased from 63% in 1996 to 49% in 1997, primarily as a result of the decrease in international sales and as a result of a one-time charge to cost of sales of approximately $1.5 million in connection with a review of the Company's operations, cost structure and balance sheet. Excluding the one-time charge, the gross margin was 55% in 1997. Margins on the sale of new systems decreased from 50% in 1996 to 46% in 1997. In addition, the margin on the sale of system upgrades and enhancements and service decreased from 71% in 1996 to 50% in 1997. This decrease in margins for system upgrades, enhancements and service was reflective of a smaller percentage of software upgrades, principally upgrades to the Company's latest version of voice messaging software, InfoMail 4.0, performed in 1997.

Selling, general and administrative expenses increased from $12.8 million in 1996 to $17.1 million in 1997 as the Company invested in upgrading its personnel and capabilities, primarily in Sales and Marketing. As a result of the increased investment and decreased sales levels, selling, general and administrative expenses were higher as a percentage of sales in 1997 (83%) as compared to 1996 (53%).

Engineering and development expenses increased from $8.9 million in 1996 to $12.2 million in 1997. For 1997, engineering and development expenses reflected the Company's strategy of continued investment in new product development and product enhancements. As a result of the increase in spending for engineering development in 1997 and decreased sales levels, engineering and development expenses were higher as a percentage of sales in 1997 (59%) as compared to 1996 (40%).

Interest and other income decreased from $1.0 million in 1996 to $0.3 million in 1997, principally as the result of a lower average cash balance.

The provision for income taxes in 1997 was $15,000. Given the above, the Company incurred a net loss of $18.9 million as of December 31, 1997 compared to a net loss of $6.8 million in 1996.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Annual Report to Shareholders and this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21S of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in such forward-looking statements as a result of the factors set forth below and elsewhere in this document.

PulsePoint Communications operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights some of these risks.

The Company has developed and introduced its new product line, the PulsePoint Enhanced Application Platform and Communication-Management Suite of Applications. The new platform and applications are designed to increase the Company's market share and boost its position in the industry. See "Part I Item
1. Business." The successful introduction of these and other new products is dependent upon a number of factors, some of which are beyond the Company's control, including product acceptance in the marketplace, introduction of competitive products by existing or new competitors, changes in technology, price competition and other factors. Any failure of such products to achieve acceptance in the marketplace could significantly reduce future expected revenues or result in the need for additional expenses to bring the product to market. Furthermore, there can be no assurance that the Company will be successful in introducing new products or that such products will generate significant revenues or profits. The Company's inability to successfully generate revenues from the introduction of these new products would have a material adverse effect on the Company's financial condition and ability to implement its business strategy.

The Company has not been operating profitably. The Company's strategy has been to develop new technology and to expand its marketing capabilities, with the goal of creating successful new products and marketing them effectively, thereby returning the Company to profitability. The Company's on-going investments in technology and marketing require funds, and although the Company presently has a positive cash balance as a result of the consummation of a private placement in December 1997, the Company's financial resources are limited, and the Company's funds will be exhausted if the Company's strategy does not succeed in returning the Company to profitability or otherwise enable it to raise additional working capital.

The voice processing and messaging industry is highly competitive, with rapid technological advances and constantly improving price/performance. As the markets in which the Company operates continue to grow, the Company is experiencing an increase in competition, and it expects this trend to continue. The Company is not one of the largest providers of voice processing and messaging equipment in the industry. Some of the Company's competitors have substantially greater technical, marketing and financial resources and, in some markets, a larger installed base of customers and a wider range of available applications software. Certain of the Company's potential customers may be reluctant to purchase mission critical technology from a smaller supplier, such as the Company.

The voice processing and messaging industry has experienced a continuing evolution of product offerings and alternatives for delivery of services. These trends have affected and may be expected to have a significant continuing influence on conditions in the industry, although the impact on the industry generally and on the Company's position in the industry cannot be predicted with assurance. The Company and the industry are, in general, dependent upon the U.S. domestic telephone companies for a large percentage of revenue. The suppliers to the telephone company market, which is primarily composed of seven (7) regional Bell operating companies and GTE, have largely been decided for first generation voice processing requirements.

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

The Company believes that its production capacity should be sufficient to support anticipated unit volumes for the foreseeable future. The Company is primarily engaged in the final assembly and testing of the hardware equipment of its VoiceServer product line. The Company plans to outsource the assembly and testing of the EAP product line to a third party service provider. The Company currently buys the majority of its subassembly inventory from a limited number of suppliers. The failure of these suppliers to provide such subassemblies on a timely basis and within specifications could have a materially adverse effect on the Company's business. If the Company is unable to obtain certain key components, or to effectively forecast customer demand or manage its inventory, increased inventory obsolescence or reduced utilization of production capacity could adversely impact the Company's gross margins and results of operations.

The Company has historically derived a significant portion of its revenue and operating profit from a relatively small number of customers. In 1998, the Company derived 55% of its revenue from a single customer (GTE). Should sales to this customer be significantly reduced, the Company's operating results could be materially adversely affected. International proposals for large system installations typically involve a lengthy and complex bidding and selection process and the ability of the Company to obtain a particular proposal award is inherently difficult to predict. The Company believes that the opportunities for these installations will continue to grow and intends to continue to expand its research and development, manufacturing, sales and marketing and product support capabilities in anticipation of such growth. However, the timing and scope of these opportunities and the pricing and margins associated with any eventual proposal award are difficult to forecast, and may vary substantially from transaction to transaction. The Company's future operating results may, accordingly, exhibit a higher degree of volatility than the operating results of other companies in its industry that have adopted different strategies. Although the Company is actively pursuing a number of opportunities both in and out of the United States, both the timing of any eventual opportunities and the probability of the Company's receipts of significant purchase orders are uncertain. The degree of dependence by the Company on large orders, and the investment required to enable the Company to perform such orders, without assurance of continuing order flow from the same customers and predictability of gross margins on any future orders, increase the risk associated with its business.

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

YEAR 2000 UPDATE

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

The Company sold certain equipment prior to 1992 which may still be in service but which the Company no longer supports. As the Company no longer takes responsibility for any aspect of this equipment, the Company does not believe it has any responsibility to remediate the Year 2000 Problem with regard to these systems. Though the Company does not anticipate receiving any requests for such remediation, there can be no assurance that these claims will not occur.

The Company believes that its current products are either Year 2000 compliant or that Year 2000 compliant solutions are available for the products. Although the Company has not received any customer complaints, there can be no assurance that such complaints will not be received. The Company has also been developing a new product line, and any new products the Company releases are being designed to be Year 2000 compliant. Insofar as the Company is incorporating third party products into its new product line, the Company is both relying upon information from such third parties concerning the Year 2000 readiness of such products and attempting to ascertain the accuracy of such information with respect to the way in which the Company has incorporated such product into the Company's product. As such the Company is not in a position to confirm independently the complete accuracy of the information reported by these third parties. If any aspect of the third party product remains non-Year 2000 compliant or if any of the statements concerning Year 2000 compliance of such products is inaccurate, the non-compliance of such products could have material adverse effects upon the operations of the Company.

In 1997, the Company replaced its primary internal accounting, manufacturing, and inventory systems with a new system which the vendor warrants is Year 2000 compliant. The Company is approximately 70% complete with its testing of other internal systems and imbedded processors. These include, among many others, the Company's payroll, internal networking, engineering development, and office security systems. The Company expects to complete testing of the remaining 30% and to have repaired or replaced any systems that the Company has determined to be mission critical that are found to be non-Year 2000 compliant by June 30, 1999.

The Program has identified third parties with which the Company has material relationships. To date, approximately 40% of these third parties have responded to the Company's queries regarding their Year 2000 compliance and, to date, none of these third parties have disclosed any material risk to the Company. The Company currently plans to have received responses from the remaining 60% by June 30, 1999. In many cases, the Company is not in a position to confirm independently the accuracy of the information reported by these third parties. Non-Year 2000 compliance, by any of these third parties, could have material adverse effects upon the operations of the Company.

The Company expects the total cost of The Program to be approximately $0.8 million. To date, the Company has incurred approximately $0.6 million of these costs. Should the Company encounter unexpected problems in any area of compliancy with the Year 2000 Problem, this amount could be substantially increased. With the exception of non-mission critical business systems, the Company currently plans to have The Program completed not later than June 30, 1999, which is prior to any anticipated impact on the Company's operating systems. The Company anticipates that the Program for some non-mission critical business systems will not be completed until September 30, 1999. While the Company does not expect the Year 2000 Problem to cause any significant operational problems, there can be no assurance that such problems will not occur. As part of The Program, the Company is working to develop the most reasonably likely worst case scenario after which the Company will develop a contingency plan. The anticipated completion date for this is June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1998, net working capital decreased by $0.1 million to $12.0 million compared to $12.1 million at December 31, 1997. The decrease in working capital resulted principally from a decrease in cash of $9.5 million, partially offset by the conversion of $6.6 million of shareholder notes payable into 881,667 shares of the Company's Series B Convertible Preferred Stock (see Note 11 to the Company's financial statements included in the Company's 1998 Annual Report to Shareholders and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.) Other factors which affected net working capital were an increase in inventory of $3.8 million, a decrease in the amount borrowed under the Company's credit line of $1.1 million, an increase in accounts payable and accrued liabilities of $1.1 million, an increase in other liabilities of $0.9 million, an increase in the current portion of notes payable of $0.6 million, and an increase in accounts receivable and other current assets of $0.4 million.

At December 31, 1998, the Company had cash of $11.5 million and $2.1 million of debt, $0.6 million of which was due within twelve months. During 1998, net cash used by operations was $9.3 million. The 1998 capital expenditures were $1.6 million, principally hardware and software for test equipment and equipment leased to GTE. Budgeted capital expenditures for 1999 are $0.8 million. The Company has never paid any cash dividends on its stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

For the year ended December 31, 1997, net working capital decreased by $8.2 million to $12.1 million compared to $20.3 million at December 31, 1996. In 1997 the decrease in working capital resulted principally from a reduction in accounts receivable of $1.6 million, an increase in amounts borrowed under the Company's credit line of $1.6 million, and an increase in shareholder notes payable of $6.6 million. The increase in shareholder notes payable is the result of the Company's December 1997 private placement of convertible securities; see Notes 8 and 9 to the Consolidated Financial Statements included in the Company's 1997 Annual Report.

At December 31, 1997, the Company had cash of $21.0 million and no long-term debt. During 1997, net cash used by operations was $13.6 million. The 1997 capital expenditures were $4.1 million.


ITEM 7(a).  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
            ---------------------------------------------------------
The Company's exposure to market risk for changes in interest rates relates primarily to the Company's cash equivalents. The Company does not have operations subject to material risk of foreign currency fluctuations, nor does it use derivative financial instruments. Cash equivalents consist of demand deposit and money market accounts, certificates of deposit and short-term commercial paper. The Company's $5 million credit line has a variable rate and the Company's $3 million term loan has a fixed interest rate. The Company does not believe that it has any material exposure to market risk associated with interest rates.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
-------------------------------------------------

The Board of Directors and Shareholders
PulsePoint Communications

We have audited the accompanying balance sheets of PulsePoint Communications as of December 31, 1998 and 1997, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PulsePoint Communications at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                                                  /s/ Ernst & Young LLP




Woodland Hills, CA
January 28, 1999

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          -------------------------------------------

Consolidated Balance Sheets

PulsePoint Communications
(In thousands, except share data)
                                                                                                  December 31,
-------------------------------------------------------------------------------------------------------------------------
                                                                                         1997                     1998
=========================================================================================================================
ASSETS
-------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash, cash equivalents and pledged cash                                           $ 20,973                 $ 11,473
     Accounts receivable, less allowance for doubtful accounts of $527
          and $725 at December 31, 1997 and 1998, respectively                            4,111                    4,215
     Inventories, net                                                                     3,876                    7,652
     Other current assets                                                                   169                      516
-------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                            29,129                   23,856

Property and equipment, at cost:
     Computers and other equipment                                                        9,504                   10,334
     Furniture and fixtures                                                                 999                      999
     Leasehold improvements                                                               1,357                    1,955
-------------------------------------------------------------------------------------------------------------------------
                                                                                         11,860                   13,288
     Less accumulated depreciation and amortization                                      (6,776)                  (9,046)
-------------------------------------------------------------------------------------------------------------------------
                                                                                          5,084                    4,242
Other assets:
     Investment securities                                                                1,030                    1,101
     Other assets                                                                         2,198                    1,328
-------------------------------------------------------------------------------------------------------------------------
          Total other assets                                                              3,228                    2,429
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $ 37,441                 $ 30,527
=========================================================================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Credit line                                                                       $  1,581                 $    540
     Notes payable, current                                                                   -                      613
     Shareholder notes payable                                                            6,613                        -
     Accounts payable                                                                     3,532                    5,335
     Accrued payroll and related                                                          3,102                    2,264
     Other accrued liabilities                                                            2,170                    3,115
-------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                       16,998                   11,867
Trade-in allowance                                                                            -                    1,360
Notes payable, long-term                                                                      -                    1,498
Commitments and contingencies
Shareholders' equity:
     Preferred stock, 15,000,000 shares authorized:
        Series A, no par value, no shares issued and outstanding
        at December 31, 1997 and 1998                                                         -                        -
        Series B, no par value, 2,451,667 and 3,333,334 shares issued and
        outstanding at December 31, 1997 and December 31, 1998, respectively             18,110                   24,723
     Common stock, no par value - 50,000,000  shares  authorized,
        5,140,398 and 5,237,699 shares issued and outstanding
        at December 31, 1997 and December 31, 1998, respectively                         69,205                   69,820
     Accumulated deficit                                                                (66,872)                 (78,741)
-------------------------------------------------------------------------------------------------------------------------
             Total shareholders' equity                                                  20,443                   15,802
-------------------------------------------------------------------------------------------------------------------------
Total liabilities & shareholders' equity                                               $ 37,441                 $ 30,527
=========================================================================================================================
See accompanying notes.

CONSOLIDATED STATEMENTS OF OPERATIONS

PulsePoint Communications
(In thousands, except per share data)
                                                                                   Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                               1996                          1997                          1998
=================================================================================================================================
Net sales                                                   $ 22,332                      $ 20,644                      $ 25,449
Cost of sales                                                  8,312                        10,523                        12,268
---------------------------------------------------------------------------------------------------------------------------------
Gross margin                                                  14,020                        10,121                        13,181
---------------------------------------------------------------------------------------------------------------------------------

Selling, general and administrative expenses                  12,846                        17,122                        14,386
Engineering and development expenses                           8,903                        12,181                        11,291
---------------------------------------------------------------------------------------------------------------------------------

   Total operating expense                                    21,749                        29,303                        25,677
---------------------------------------------------------------------------------------------------------------------------------
Loss from operations                                          (7,729)                      (19,182)                      (12,496)
Interest and other income, net                                   950                           273                           645
---------------------------------------------------------------------------------------------------------------------------------

Loss before provision for income taxes                        (6,779)                      (18,909)                      (11,851)
Provision for income taxes                                       (22)                          (15)                          (18)
---------------------------------------------------------------------------------------------------------------------------------
Net loss and comprehensive loss                             $ (6,801)                     $(18,924)                     $(11,869)
=================================================================================================================================

Loss per common share - basic and diluted                   $  (1.36)                     $  (3.72)                     $  (2.29)
=================================================================================================================================
See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

PulsePoint Communications
(In thousands, except share data)

                                      Convertible Preferred  Convertible Preferred                                         Total
                                         Stock Series A          Stock Series B          Common Stock      Accumulated Shareholders'
-----------------------------------------------------------------------------------------------------------------------------------
                                       Shares      Amount      Shares      Amount      Shares      Amount     Deficit      Equity
===================================================================================================================================
Balance, December 31, 1995           2,631,579     $ 5,000           -    $      -   5,000,239    $ 68,704    $(41,147)   $ 32,557
Exercise of stock options                                                                7,906          47                      47
Shares issued under
     employee stock purchase plan                                                       47,990         224                     224
Net loss                                                                                                        (6,801)     (6,801)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1996           2,631,579     $ 5,000           -    $      -   5,056,135    $ 68,975    $(47,948)   $ 26,027
Exercise of stock options                                                                1,094           7                       7
Shares issued under
     employee stock purchase plan                                                       83,169         223                     223
Conversion of Series A shares
     to Series B shares             (2,631,579)     (5,000)    666,667       5,000                                               -
Shares issued under
     private placement of
     convertible securities                                  1,785,000      13,110                                          13,110
Net loss                                                                                                       (18,924)    (18,924)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1997                   -     $     -   2,451,667    $ 18,110   5,140,398    $ 69,205    $(66,872)   $ 20,443
Exercise of stock options                                                               18,092         115                     115
Shares issued under
   employee stock purchase plan                                                         79,209         246                     246
Warrants issued                                                                              -         254                     254
Conversion of shareholder notes                                881,667       6,613                                           6,613
Net loss                                                                                                       (11,869)    (11,869)
-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 1998                   -     $     -   3,333,334    $ 24,723   5,237,699    $ 69,820    $(78,741)   $ 15,802
===================================================================================================================================
See accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS

PulsePoint Communications
(In thousands)
                                                                                   Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------
                                                               1996                          1997                          1998
=================================================================================================================================
Cash flows from operating activities:
Net loss                                                    $ (6,801)                     $(18,924)                     $(11,869)
Adjustments to reconcile net loss
     to net cash used in operations:
          Depreciation and amortization                        2,349                         2,979                         3,377
          Provision for losses on accounts receivable             60                           393                           300
          Provision for losses on inventory                      198                           833                           344
          Stock warrant expense                                    -                             -                            64
          Gain on disposal of fixed assets                         3                             -                             -
          Changes in operating assets and liabilities:
              Accounts receivable                             (2,351)                        1,191                          (404)
              Inventories                                        430                        (1,743)                       (4,120)
              Other current assets                               135                           168                          (284)
              Other assets                                         -                             -                            28
              Accounts payable                                   927                          (145)                        1,834
              Accrued payroll and related                        373                         1,116                          (838)
              Trade-in allowance                                   -                             -                         1,360
              Other accrued liabilities                         (351)                          489                           945
---------------------------------------------------------------------------------------------------------------------------------
                 Net cash used in operations                  (5,028)                      (13,643)                       (9,263)
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Increase in investment securities                         1,400                        (1,030)                          (71)
     Additions to property and equipment                      (1,959)                       (4,075)                       (1,566)
---------------------------------------------------------------------------------------------------------------------------------
              Net cash used in investing activities             (559)                       (5,105)                       (1,637)
---------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Proceeds from issuance of preferred stock                     -                        13,110                             -
     Proceeds from issuance of shareholder notes payable           -                         6,613                             -
     Proceeds from issuance of long-term debt                      -                             -                         2,080
     Proceeds from issuance of common stock                      271                           230                           361
     Net proceeds from (paydown of) line of credit                 -                         1,581                        (1,041)
---------------------------------------------------------------------------------------------------------------------------------
              Net cash provided by financing activities          271                        21,534                         1,400
---------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents               (5,316)                        2,786                        (9,500)
Cash and equivalents at beginning of period                   23,503                        18,187                        20,973
---------------------------------------------------------------------------------------------------------------------------------
Cash and equivalents at end of period                       $ 18,187                      $ 20,973                      $ 11,473
=================================================================================================================================

Supplemental disclosures
     Cash paid for interest                                 $      -                      $      6                      $     76
     Cash paid for taxes                                    $     21                      $     23                      $     18
=================================================================================================================================
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

Nature of business. PulsePoint Communications (the Company) designs, develops and markets high-capacity, network-based enhanced services solutions.

Principles of consolidation. The consolidated financial statements include the accounts of PulsePoint Communications and its wholly owned subsidiaries PulsePoint Communications International Corporation and PulsePoint Communications Malaysia Corporation. All significant intercompany transactions and balances have been eliminated.

Revenue recognition. Generally sales are recognized when products are shipped or when services are performed. Warranty costs are accrued at the time of sale. Revenue from sales of extended warranties is accounted for as deferred revenues and recognized into income over the warranty or maintenance period.

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company adopted the provisions of SOP 97-2 as of January 1, 1998. The adoption had no effect on the financial statements.

Short term investments. Short term investments (principally commercial paper and discount notes with maturity dates generally within 90 days and considered cash equivalents) are classified as "held to maturity" based on the Company's positive intent and ability to hold the securities until maturity. The securities are presented at amortized cost which approximates fair value.
Amortization and interest on securities classified as "held to maturity" are included in investment income.

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

Loss per common share. Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," based upon the weighted average number of common shares outstanding for the period. Antidilutive Common Stock equivalents were 10,126,917 in 1998, 7,182,095 in 1997 and 662,881 in 1996 and were excluded from the calculation of loss per common share.

Stock-based compensation. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Pursuant to SFAS No. 123, a company may elect to continue expense recognition under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") or to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on the fair value methodology outlined in SFAS No. 123. SFAS No. 123 further specifies that companies electing to continue expense recognition under APB No. 25 are required to disclose pro forma net income and pro forma earning per share as if fair value based accounting prescribed by SFAS No. 123 has been applied. The Company has elected to continue expense recognition pursuant to APB No. 25.

Comprehensive income (loss). As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of SFAS 130 had no impact on the Company's financial statements.

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

Income taxes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". The standard prescribes a liability method for calculating the provision for income taxes.

Deferred license fees. The Company has entered into license agreements for which the fees are amortized based on sales of product technology over the estimated useful life of the technology, which is generally four years.

Estimates and assumptions. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at December 31, 1998 and the reported amounts of revenues and expenses during the year then ended. Actual results could differ from those estimates.

2.   Segment Information

On December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their business segments and their enterprise-wide operations. The Company operates in one segment.

Enterprise-wide information required by SFAS 131 is as follows:

  Revenue by product or service:

--------------------------------------------------------------------------------
                                                 1996        1997        1998
================================================================================
    Voice Information Services (VIS)          $ 16,451    $ 15,488    $ 21,244
    Customer Premises Equipment (CPE)            5,881       5,156       4,205
--------------------------------------------------------------------------------
                                              $ 22,332    $ 20,644    $ 25,449
================================================================================

  Revenue by geographic area (based on domicile of customer):

--------------------------------------------------------------------------------
                                                 1996        1997        1998
================================================================================
    Domestic                                  $ 16,621    $ 19,521    $ 25,168
    International                                5,711       1,123         281
--------------------------------------------------------------------------------
                                              $ 22,332    $ 20,644    $ 25,449
================================================================================

All of the Company's long-lived assets are located in the United States.

3.   Concentration of Financial Risk

During the year ended December 31, 1998, two customers accounted for 55% and 16%, respectively, of the Company's net sales. As of December 31, 1998, $1,510,000 and $1,270,000 respectively, of the Company's accounts receivable were due from these two customers. During the year ended December 31, 1997, one customer accounted for 58% of the Company's net sales. During the year ended December 31, 1996, three customers accounted for 40%, 13% and 11%, respectively, of the Company's net sales. No other customer accounted for sales of 10% or more. A majority of the Company's sales are made to telecommunications companies. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. In 1998, export sales accounted for 1% of the Company's net sales as compared to 5% in 1997.

The Company's cash, cash equivalents and pledged cash is primarily comprised of demand deposit and money market accounts, certificates of deposit and short-term commercial paper with several financial institutions. Some account balances are in excess of amounts insured by the Federal Deposit Insurance Corporation.

4.   Inventories

Inventories at December 31 consist of the following:

--------------------------------------------------------------------------------
(In thousands)                                       1997                1998
================================================================================
Raw material and purchased parts                  $  2,077            $  6,399
Work-in-process                                      1,521                 751
Finished goods                                         278                 502
--------------------------------------------------------------------------------
                                                  $  3,876            $  7,652
================================================================================

5.   Certain One Time Charges

In the fourth quarter of 1997, the Company recorded charges of approximately $1.5 million in connection with a review of its operations, cost structure and balance sheet. The charges included $0.5 million in property and equipment write-offs related to obsolescence of test fixtures and other equipment used in the production of the current product line, and $1.0 million in inventory write-downs, resulting from obsolescence of current inventory and licenses that are unable to be used in the new product line due to technological changes and enhancements.

6.   Other Assets

Other assets at December 31 consist of the following:

--------------------------------------------------------------------------------
(In thousands)                                       1997                1998
================================================================================
Deferred license fees, net of accumulated
  amortization of $5,769 and $6,753 at
  December 31, 1997 and 1998, respectively        $  1,933            $  1,049
Other                                                  265                 279
--------------------------------------------------------------------------------
                                                  $  2,198            $  1,328
================================================================================

7.   Leases

In December 1996, the Company entered into a ten year lease for the corporate headquarters in Carpinteria, California. The lease is subject to an annual adjustment based on total sales of the Company. In December 1996, the Company consolidated into half of the building that it currently occupies. The new lease coupled with the consolidation of space resulted in a reduction in monthly lease expenses of approximately 45%. The Company also leases office equipment as well as regional office space under one to five year operating lease agreements.

Effective January 1997, the Company entered into master lease agreements with BancBoston Leasing Inc. and Mellon US Leasing ("the Lease Agreements"). The BancBoston lease agreement is for a maximum of $3.0 million in equipment cost and the term of the lease is 48 months. The BancBoston lease agreement requires cash collateral equal to the acquisition cost of the equipment leased. The Company has utilized $1.25 million of the BancBoston lease agreement as of December 31, 1998. The Company accounts for these leases as operating leases.

The Mellon US Leasing lease agreement is for a maximum of $1.0 million in equipment cost and the term of the lease is for 30 months. The Mellon lease agreement requires collateralization via a letter of credit equal to 50% of the acquisition cost of the equipment leased. During 1997, a bank had provided the Company with this letter of credit, which was in turn collateralized by the Company's certificate of deposit. Beginning in January 1998, the Company collateralized the letter of credit with available borrowing under its credit line. The Company has fully utilized the Mellon US Leasing lease agreement as of December 31, 1998. The Company accounts for these leases as operating leases.

Minimum future lease payments as of December 31, 1998 are as follows:

--------------------------------------------------------------------------------
(In thousands)
================================================================================
1999                                                      $  1,462
2000                                                         1,291
2001                                                         1,654
2002                                                           999
2003                                                         1,047
2004 and beyond                                              3,158
--------------------------------------------------------------------------------
                                                          $  9,611
================================================================================

Rent expense, including rent under noncancelable operating lease obligations, was approximately $1.5 million, $1.6 million and $1.6 million for the years ended December 31, 1996, 1997 and 1998, respectively.

8.   Other Accrued Liabilities

Other accrued liabilities at December 31 consist of the following:

--------------------------------------------------------------------------------
(In thousands)                                       1997                1998
================================================================================
Sales taxes payable                               $    202            $    139
Accrued legal and accounting                           446                 190
Deferred revenue                                       317                 822
Accrued warranty reserve                               429                 438
Other                                                1,038               1,526
--------------------------------------------------------------------------------
                                                  $  2,432            $  3,115
================================================================================

9.   Income Taxes

The provision for income taxes included in the Consolidated Statements of Operations consists of:

--------------------------------------------------------------------------------
(In thousands)                                   1996        1997        1998
================================================================================
Current
    Federal                                   $      -    $      -    $      -
    State                                           22          15          18
--------------------------------------------------------------------------------
                                              $     22    $     15    $     18
================================================================================

The provision for income taxes is at a rate different than the U.S. federal statutory tax rate for the following reasons:

--------------------------------------------------------------------------------
(In thousands)                                   1996        1997        1998
================================================================================
Computed tax at statutory rate                $ (2,380)   $ (6,523)   $ (4,158)
State taxes, net of federal benefit                 14          10          12
Loss not benefited                               2,336       6,519       4,145
Other                                               52           9          19
--------------------------------------------------------------------------------
                                              $     22    $     15    $     18
================================================================================

Deferred income taxes reflect the tax impact of temporary differences between the amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations.

The components of deferred tax assets as of December 31, 1997 and 1998 are as follows:

--------------------------------------------------------------------------------
(In thousands)                                       1997               1998
================================================================================
Net operating loss carryforwards                  $ 21,323              26,022
General business credit carryforwards                3,140               2,312
Alternative minimum tax credit carryforwards           190                 190
Inventory accounting methods                         1,833               1,091
Allowance for doubtful accounts                        220                 297
Trade-in allowance                                       -                 560
Accrued vacation                                       278                 291
Warranty service                                       179                 180
Excess of tax over book depreciation                  (296)             (1,749)
Research expenditures accounting method                821                 970
Other                                                  641               1,025
--------------------------------------------------------------------------------
    Deferred tax assets, net                        28,329              31,189
Valuation allowance                                (28,329)            (31,189)
--------------------------------------------------------------------------------
    Net deferred tax asset                        $      -            $      -
================================================================================

Management determined that a valuation allowance of approximately $31.2 million, primarily related to net operating loss and general business credit carryforwards, was required. The valuation allowance increased approximately $2.3 million during 1998, primarily reflecting the current year net operating loss.

At December 31, 1998, the Company has net operating loss carryforward for federal income tax purposes of approximately $71.2 million which expire from 2000 through 2012. The Company has net operating loss carryforwards for California tax purposes of approximately $17.5 million at December 31, 1998 which expire from 1999 through 2003. The Company's ability to utilize the above net operating loss carryforward may be limited due to the application of statutory provisions.

At December 31, 1998, the Company has general business credits of approximately $1.8 million for federal income tax purposes which expire from 1999 through 2007.

10.  Debt

Shareholder notes payable. The $6.6 million in shareholder notes payable which were outstanding at December 31, 1997 arose in connection with the December 1997 $20 million private placement (See Note 11).

Credit line. On July 28, 1997, the Company entered into a Security and Loan Agreement ("the Credit Line") with Imperial Bank for the purpose of obtaining a $5 million credit line. The credit line was secured by substantially all of the assets of the Company, and allowed for borrowings of up to the lesser of $2 million or an amount equal to 50% of eligible domestic accounts receivable. Interest under the Credit Line was at the Prime rate plus 0.5%. The Credit Line also allowed for borrowing up to the lesser of $3 million or an amount equal to 90% of eligible foreign accounts receivable and inventory. Borrowings under the Credit Line were subject to certain financial covenants and restrictions on receivables, financial guarantees, and other related items. On October 31, 1997, the Company entered into an amendment to the Credit Line providing for a relaxation of certain financial covenants. The amendment also allowed for borrowing up to $5 million or an amount equal to 65% of eligible accounts receivable, foreign or domestic. The interest charged under the Credit Line was increased to Prime plus 2% (two percent). The Company also issued a warrant to the Imperial Bank (the "Warrant") for the purchase of 100,000 shares of the Company's Common Stock at an exercise price of $3.00 per share.

In December 1997, due to the Company's achievement of certain milestone events, the interest rate applicable to the Credit Line was decreased from Prime plus 2% to Prime plus 0.5% (8.25% at December 31, 1998). At December 31, 1997, the Credit Line was extended to June 30, 1998 and subsequently extended to March 29, 1999. Borrowings under the credit line were $1.6 million and $0.5 million at December 31, 1997 and 1998, respectively. At December 31, 1998, the Company was in violation of one of the covenants of the credit line and received from the bank a one-time waiver of this covenant violation on January 27, 1999.

The Company maintains a lease agreement with Mellon US Leasing. At December 31, 1998, this lease agreement was collateralized by a $500,000 standby letter of credit issued under the Company's Credit Line (See Note 7).

On October 1, 1998, the Company entered into an agreement with Transamerica Business Credit Corporation ("Transamerica") to provide the Company with a Term Loan in the amount of $3.0 million secured by certain of the assets of the Company (the "Term Loan"). Each funding under the Term Loan is for a period of 36 months with equal monthly repayments of approximately 3.4% of the amount funded. As additional incentive to enter into the Term Loan, the Company provided warrants to purchase 92,308 shares of the Company's Common Stock at an exercise price of $3.25 per share, the closing price on the date of the commitment. At December 31, 1998 borrowings under the Term Loan totaled $2.0 million.

11.  Shareholders' Equity and Related Items

The Company's amended Articles of Incorporation authorize 50,000,000 shares of Common Stock and 15,000,000 shares of Preferred Stock (of which 3,373,334 have been designated Series B), no par value, which may be issued by the Board of Directors without further approval by the shareholders.

In December 1997, the Company created the Series B Preferred Stock. The holders of the Series B Convertible Preferred Stock are entitled to dividends at the applicable dividend rate for each share of the underlying Common Stock into which the Series B Convertible Preferred Stock is convertible. Dividends on the Series B Convertible Preferred Stock are not mandatory or cumulative. Upon liquidation, the holders of the Series B Convertible Preferred Stock are entitled to $7.50 per share plus all accrued and unpaid dividends to the extent funds are available and subject to all amounts payable in respect of any other shares of Preferred Stock of the Company that rank pari passu with the Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock is entitled to a number of votes equal to the number of shares of Common Stock into which such share of Series B Convertible Preferred Stock could be converted. The Series B Convertible Preferred Stock and the Common Stock vote together. The Series B Convertible Preferred Stock is convertible at any time at the option of the holder into Common Stock, initially at a conversion price (the "Series B Preferred Conversion Price") of $3.00 per share of Common Stock. In addition to customary antidilution provisions, the Series B Preferred Conversion Price is subject to adjustment for certain issuances of the Company's Common Stock if the consideration per share of such issuance is less than the Series B Preferred Conversion Price. The Series B Convertible Preferred Stock is also subject to automatic conversion upon the earliest to occur of an event that would cause the Series B Convertible Preferred Stock to be required to be registered pursuant to the Securities Exchange Act of 1934, or upon the filing with the Secretary of the Company of the written approval of the holders of more than 50% of the outstanding shares of the Series B Convertible Preferred Stock.

On December 19, 1997, the Company consummated a private placement of the Company's convertible securities with certain investors (collectively, the "Investors") for an aggregate of approximately $20 million pursuant to a Preferred Stock Purchase Agreement (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company (i) sold for cash (A) 1,785,000 shares of the Company's Series B Convertible Preferred Stock and (B) $6,612,502.50 aggregate principal amount of the Company's Convertible Promissory Notes (the "Notes" and together with the Series B Convertible Preferred Stock, the "Securities") and
(ii) exchanged the 2,631,579 shares of Series A Convertible Preferred Stock held by affiliates of Oak Investment Partners ("Oak") for 666,667 shares of the Series B Convertible Preferred Stock. Each share of Series B Convertible Preferred Stock is convertible into 2.5 shares of Common Stock, subject to certain antidilution adjustments. The Notes were issued because the Company did not have an adequate number of shares of the underlying Common Stock authorized to permit the conversion of the entire $25 million of Series B Convertible Preferred Stock. The Company sold the Securities at a price of $3.00 per share of Common Stock on an as-converted basis. At the Company's 1998 annual meeting, the Company's shareholders approved an amendment to the Company's Ninth Amended and Restated Articles of Incorporation effectuating a 1:4 reverse split of the Company's Common Stock (the "Reverse Split"). The Reverse Split created a sufficient number of shares of Common Stock available to permit conversion of all of the Series B Convertible Preferred Stock issuable upon conversion of the Notes, and the Notes were immediately converted into an additional 881,667 shares of Series B Convertible Preferred Stock.

Warrants. The Company has issued 250,308 warrants to purchase Common Stock as follows:

     1) In October 1997, the Company issued 100,000 warrants, with an exercise price of $3.00 per share and an expiration date of October 2002, to Imperial Bank.

     2) In November 1998, the Company issued 73,846 and 18,462 warrants, with an exercise price of $3.25 per shares and an expiration date of November 2005, to Transamerica Business Credit Corporation and Priority Capital, respectively.

     3) In September and December 1998, the Company issued 58,000 warrants, with an exercise price of $7.06 per share and an expiration date of December 2003, to NEXTLINK Communications, Inc.

Common and potentially issuable common stock. At December 31, 1998, there were 5,237,545 shares of the Company's Common Stock outstanding and 10,126,917 shares of Common Stock, potentially issuable, as follows:

                                                        Number of Common Shares
                                                     Outstanding and Potentially
                                                        Issuable Common Shares
                                                     ---------------------------

  (A) Common Stock outstanding                                        5,237,545
  (B) Conversion of Series B Convertible Preferred Stock  8,333,336
  (C) Options granted - 1983 Stock Option Plan            1,481,873
  (D) Options granted -  Directors' Stock Option Plan        61,400
  (E) Warrants                                              250,308
                                                            -------
              Additional shares potentially issuable                 10,126,917
                                                                     ----------
              Total potential shares of Common Stock                 15,364,462
                                                                     ==========


(A)  Number of shares of Common Stock outstanding at December 31, 1998.

(B) Shares of Common Stock issuable upon conversion of the Company's Series B Convertible Preferred Stock outstanding at December 31, 1998.

(C) Number of shares of Common Stock issuable pursuant to options granted under the Company's 1983 Stock Option Plan (assuming full vesting). Note: Of these 1,481,873 options, 333,358 have exercise prices below the Company's December 31, 1998 closing stock price of $4.063.

(D) Number of shares of Common Stock issuable pursuant to options granted under the Company's Directors' Option Plan (assuming full vesting).

(E)  Warrants issued and outstanding at December 31, 1998.

Reverse split of common stock. On April 10, 1998, the Company's Shareholders approved and on April 20, 1998, the Company effected a 1 for 4 reverse split of the Company's Common Stock. In accordance with SAB 83, the financial statements and footnote disclosure reflect the reverse stock split for all reporting periods. In addition, the calculation of earnings (loss) per share has given effect to the reverse stock split.

1990 Employee Stock Purchase Plan. The Company maintains a stock purchase plan to provide employees of the Company with a convenient means to acquire an equity interest in the Company through payroll deductions, and to provide an incentive for continued employment. The employee stock purchase plan reserves 500,000 shares of Common Stock for issuance under the plan.

The plan qualifies as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code. All full-time employees are eligible to participate through payroll deductions up to 10% of their compensation; participants may, at their option, purchase shares from the Company at the lower of 85% of the fair market value of the Common Stock at either the beginning or end of each six-month purchase period. In the event the market price at the end of any purchase period is less than 50% of the market price at the beginning of the period, employee purchases are limited to twice the shares that could have been purchased using the beginning market price.

During 1998, 79,209 shares were purchased at prices ranging from $2.55 to $4.68. During 1997, 83,169 shares were purchased at a price of $2.56. During 1996, 47,990 shares were purchased at a price of $4.68. At December 31, 1998, 1,893 shares were available for future issuance under the plan.

1983 Stock Option Plan. The Company maintains a stock option plan which provides for the issuance of incentive stock options (ISOs) and nonqualified stock options (NSOs) to officers, employees, independent contractors, consultants and advisors of the Company. In July 1997, the Company filed a Form S-8 to register the issuance and sales of an additional 800,000 shares reserved under the plan. The Company has reserved 2,375,000 shares of Common Stock for issuance thereunder. The Plan terminates October 31, 2003. At December 31, 1998, options to purchase 1,481,873 shares were outstanding of which 297,150 were exercisable at prices ranging from $2.28 to $11.00.

Directors' Stock Option Plan. The Company maintains a stock option plan which provides for NSOs as equity incentives to assist the Company in recruiting and retaining outside directors. In August 1996, the Company filed a Form S-8 to register the issuance and sales of an additional 50,000 shares reserved under the plan. The directors' stock option plan allows for the Company to issue options covering up to 125,000 shares.

At December 31, 1998, options to purchase 61,400 shares were outstanding, of which 28,587 were exercisable at prices ranging from $2.75 to $13.25 and 47,350 were available for future grant of options under the plan. The Company has reserved 125,000 shares of Common Stock for issuance thereunder.

A summary of option transactions under the two option plans is as follows:

--------------------------------------------------------------------------------
                                           Number of Shares        Option Price
================================================================================
Outstanding at December 31, 1995               587,842           $ 4.00  - 13.24
      Granted                                  358,615             5.00  -  7.88
      Exercised                                 (7,906)            4.76  -  6.52
      Canceled or expired                     (272,333)            4.00  - 20.24
--------------------------------------------------------------------------------
Outstanding at December 31, 1996               666,218           $ 5.00  - 13.24
      Granted                                  416,712             2.76  -  6.24
      Exercised                                 (1,094)            6.00
      Canceled or expired                     (103,909)            3.72  - 12.52
--------------------------------------------------------------------------------
Outstanding at December 31, 1997               977,927           $ 2.75  - 13.25
      Granted                                  818,313             2.28  -  8.38
      Exercised                                (18,092)            5.50  -  8.00
      Canceled or expired                     (234,875)            2.28  - 13.00
--------------------------------------------------------------------------------
Outstanding at December 31, 1998             1,543,273           $ 2.28  - 13.25
================================================================================

Fair value disclosures. Stock option grants are set at the closing price of the Company's Common Stock on the date of grant and the related number of shares granted are fixed at that point in time. Therefore under the principles of APB Opinion No. 25, the Company does not recognize compensation expense associated with the grant of stock options. SFAS No. 123, "Accounting for Stock-Based Compensation," requires the use of option valuation models to provide supplemental information regarding options granted after 1994. Pro forma information regarding net loss and loss per share shown below was determined as if the Company had accounted for its employee stock options and shares sold under its stock purchase plan under the fair value method of the Statement.

The fair  value  of the  options  was  estimated  at the  date of grant  using a
Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996: risk-free interest rates of 6.25%; dividend yields of 0%; volatility factors of the expected target price of the Company's
Common Stock of 62.8%; and expected life of the options of 5.0. These assumptions resulted in weighted-average fair values of $5.15, $5.60, and $5.88 per share for stock options granted in 1998, 1997 and 1996, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option vesting periods. The pro forma effect on net income for 1996, 1997 and 1998 is not representative of the pro forma effect on net income in future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1996. Pro forma information in future years will reflect the amortization of a larger number of stock options granted in several succeeding years. The Company's pro forma information is as follows (in thousands, except per share information):

                                                   Year ended December 31,
--------------------------------------------------------------------------------
(In thousands)                                  1996         1997        1998
================================================================================
Net loss - as reported                      $  (6,801)    $(18,924)   $(11,869)
Net loss - pro forma                           (7,097)     (19,428)    (12,860)

Loss per share - as reported                $   (1.36)   $   (3.72)   $  (2.29)
Loss per share - pro forma                  $   (1.40)   $   (3.80)   $  (2.48)

================================================================================

Information regarding outstanding stock options as of December 31, 1998 is as follows:

                       Options Outstanding                   Options Exercisable
                 -----------------------------------       ---------------------
                                           Weighted-
                            Weighted-        Average                   Weighted-
                              Average      Remaining                     Average
                             Exercise    Contractual                    Exercise
Price Range       Shares        Price           Life        Shares         Price
--------------------------------------------------------------------------------
$2.28 - $ 5.75   718,393        $4.51           7.74        32,480         $4.59
$6.13 - $ 6.50   531,861        $6.18           3.29       197,726         $6.24
$6.75 - $13.25   293,112        $8.49           5.08        95,531         $9.09


12.  Employee Benefit Plan

In 1994, the Company established a 401(k) plan (the "Plan") covering substantially all of its employees. The Plan allows eligible employees to contribute up to 15% of their compensation. Company contributions are voluntary and at the discretion of the Board of Directors. Contributions made by the Company for the years ended December 31, 1996, 1997, and 1998 totaled $31,440, $23,224, and $60,710, respectively.

13.  Contingencies

As reported in Note 11 to the Company's financial statements included in the Company's 1997 Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Company is involved in patent litigation with Theis Research, Inc. ("Theis"). This action was stayed pending resolution of Theis' patent infringement action against Octel Communications Corporation (now a division of Lucent Technologies) and Northern Telecom Inc. In 1997, the U.S. Court of Appeals affirmed a district court's decision that the claims of the five patents Theis asserted against both Octel and Northern Telecom were each either invalid, not infringed or both. Theis' writ of certiorari to the U.S. Supreme Court was denied on June 26, 1998, exhausting Theis' appeals. On September 29, 1998, the district court entered a judgment that the claims of a sixth patent asserted against Northern Telecom are invalid. Theis filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit on October 29, 1998. The action should remain stayed with respect to the Company at least until this appeal is concluded.

Additionally, the Company is subject to pending claims primarily related to contractual and product issues. Management, after review and consultation with the Company's counsel, believes that the liability, if any, from the disposition of such claims and litigation would not have a materially adverse effect on the financial condition or results of operations of the Company.

14.  Loss Per Share

The following table sets forth the computation of basic and diluted loss per share (in thousands, except per share data):

                                                   Year ended December 31,
--------------------------------------------------------------------------------
(In thousands)                                  1996         1997        1998
================================================================================
Numerator for basic and diluted loss
  per share - net loss                       $ (6,801)    $(18,924)   $(11,869)

Denominator for basic and diluted loss per      5,021        5,090       5,188
  share - weighted average shares outstanding

Basic and diluted loss per share             $  (1.36)    $  (3.72)   $  (2.29)

================================================================================

The compilation of diluted loss per share did not assume the conversion of the Company's Series B Convertible Preferred Stock nor the exercise of outstanding stock options and stock purchase warrants because their inclusion would have been antidilutive.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          -----------------------------------------------------------

None.

                                    PART III

Item 10.* DIRECTORS AND EXECUTIVE OFFICERS
          --------------------------------

Item 11.* EXECUTIVE COMPENSATION
          ----------------------

Item 12.* SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          --------------------------------------------------------------

*Information regarding the Executive Officers of the Company is included in Part I of this Annual Report on Form 10-K. For the other information called for by Items 10-12, reference is made to the Company's definitive proxy statement for its annual meeting of shareholders, which will be filed with the Securities and Exchange Commission within 120 days after March 31, 1999, and which is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ----------------------------------------------

None.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
          ----------------------------------------------------------------

(a) Financial Statements, Financial Statement Schedules and Exhibits

Exhibit
 Number  Document
-------  --------

3.1 Ninth Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.04 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.2 Amendment to the Ninth Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.03 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.3 By-Laws, as amended to date (incorporated by reference to Exhibit 3.02 of the Company's Registration Statement under the Securities Act of 1933, as amended, filed January 19, 1990, Registration No. 33-33066).

4.1 Certificate of Determination of Rights, Preferences, Privileges and Restrictions of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated December 23, 1997).

4.2 Preferred Stock Purchase Agreement dated December 19, 1997 (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated December 23, 1997).

4.3     Form of  Convertible  Promissory  Note  (incorporated  by  reference  to
        Exhibit 10.2 of the Company's Current Report on Form 8-K dated December 23, 1997).

10.1    Form of Indemnity Agreement with Directors (incorporated by reference to
        Exhibit 10.12 of the Company's Registration Statement under the Securities Act of 1933, as amended, filed January 19, 1990, Registration No. 33-33066).

10.2 Lease Agreement by and between the Company and Bluffs Group III dated October 1, 1996 (incorporated by reference to Exhibit 10.44 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996).

10.3 Lease Agreement by and between the Company and BancBoston Leasing, Inc., dated January 8, 1997 (incorporated by reference to Exhibit 10.45 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
        1997).

10.4*   The  Company's  1983 Stock  Option Plan  (incorporated  by  reference to
        Exhibit 10.07 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

10.5* Amendment to the Company's 1983 Stock Option Plan (incorporated by reference to Exhibit 10.47 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.6* Amendment dated April 4, 1997 to the Company's 1983 Stock Option Plan (incorporated by reference to Exhibit 10.46 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.7* Amendment dated March 26, 1993 to the Company's Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.47 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

Exhibit
 Number  Document
-------  --------

10.8* Amendment dated April 4, 1997 to the Company's Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.48 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.9* The Amended and Restated Stock Option Plan for Independent Directors of PulsePoint Communications (incorporated by reference to Exhibit 10.08 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.10* Letter agreement between the Company and Mark C. Ozur (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.11 Line of Credit Agreement between the Company and Imperial Bank dated July 28, 1997 (incorporated by reference to Exhibit 10.49 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.12 First Amendment and Waiver to the Credit Terms and Conditions by and between the Company and Imperial Bank dated October 30, 1997 (incorporated by reference to Exhibit 10.52 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.13 Second Amendment to the Credit Terms and Conditions by and between the Company and Imperial Bank dated September 11, 1998 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.14 Security and Loan Agreement Domestic Facility by and between the Company and Imperial Bank dated July 28, 1997 (incorporated by reference to
        Exhibit 10.50 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.15 First Amendment to Security and Loan Agreement, Domestic Credit by and between the Company and Imperial Bank dated October 30, 1997 (incorporated by reference to Exhibit 10.53 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.16 Second Amendment to Security and Loan Agreement, Domestic Credit by and between the Company and Imperial Bank dated September 11, 1998
        (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.17 Warrant Purchase Agreement by and between the Company and Imperial Bank dated October 30, 1997 (incorporated by reference to Exhibit 10.54 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.18 Antidilution Agreement by and between the Company and Imperial Bank dated October 30, 1997 (incorporated by reference to Exhibit 10.55 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.19 Registration Rights Agreement by and between the Company and Imperial Bank dated October 30, 1997 (incorporated by reference to Exhibit 10.56 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

10.20 Registration Rights Agreement dated December 19, 1997 (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K dated December 23, 1997).

10.21 Purchase Agreement between GTE Communication Systems Corporation and the Company (Contract Number 120900-92-01), dated January 13, 1993, and Amendment Nos. 1 through 9 thereto (incorporated by reference to Exhibit
        10.57 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997).

10.22** Description of the Company's Executive Officer Bonus Plan for 1999.

10.23** Master Loan and Security  Agreement between the Company and Transamerica
        Business Credit Corporation dated October 1, 1998.

10.24** Stock  Subscription  Warrant No. 1 issued by the Company to TBCC Funding
        Trust II dated November 10, 1998.

10.25** Stock  Subscription  Warrant  No. 2 issued by the  Company  to  Priority
        Capital Resources dated November 10, 1998.

23.1**  Consent of Ernst & Young LLP, Independent Auditors.


Schedule II** Financial Data Schedule.
--------------
*   Management contract or compensatory plan or arrangement.
** Filed herewith.

(b) No Current Reports on Form 8-K were filed by the Company during the last quarter of 1998.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 15, 1999.


      PULSEPOINT COMMUNICATIONS

      By:    /s/ B. Robert Suh
         ---------------------------
         B. Robert Suh
         Vice President, Finance and
         Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

      Name                         Title                          Date
      ----                         -----                          ----

Chief Executive Officer:


/s/ Mark C. Ozur                   President,
------------------------------     Chief Executive Officer,    March 15, 1999
Mark C. Ozur                       and Director

Chief Financial Officer:


/s/ B. Robert Suh                  Vice President, Finance     March 15, 1999
------------------------------     Chief Financial Officer
B. Robert Suh

Directors:

/s/ John D. Beletic                Director                    March 15, 1999
------------------------------
John D. Beletic


/s/ Bandel L. Carano               Director                    March 15, 1999
------------------------------
Bandel L. Carano


/s/ Scot B. Jarvis                 Director                    March 15, 1999
------------------------------
Scot B. Jarvis


/s/ Cameron D. Myhrvold            Director                    March 15, 1999
------------------------------
Cameron D. Myhrvold


/s/ Frederick J. Warren            Director                    March 15, 1999
------------------------------
Frederick J. Warren

                            PULSEPOINT COMMUNICATIONS

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
                              (Amount in thousands)


                                 Balance at   Additions  Deductions      Balance
                                  beginning  charged to        from       at end
                                  of period    earnings   allowance    of period
================================================================================
December 31, 1996
Allowance for doubtful receivables    $ 600       $  60       $ (60)       $ 600

Accrued warranty reserve              $ 375       $ 217       $(232)       $ 360
================================================================================
December 31, 1997
Allowance for doubtful receivables    $ 600       $ 393       $(466)       $ 527

Accrued warranty reserve              $ 360       $ 589       $(520)       $ 429
================================================================================
December 31, 1998
Allowance for doubtful receivables    $ 527       $ 251       $ (53)       $ 725

Accrued warranty reserve              $ 429       $ 110       $(101)       $ 438
================================================================================