Form 10-Q
period 1999-03-31
PULSEPOINT COMMUNICATIONS
filed 1999-04-30
CIK 718576

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange

    Act of 1934


    For the quarterly period ended March 31, 1999

                                       or

(_) Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ____________ to ____________.

Commission File Number: 0-18280


                            PULSEPOINT COMMUNICATIONS
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         California                                          95-3222624
-------------------------------                    -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


6307 Carpinteria Avenue, Carpinteria,  California                  93013
--------------------------------------------------------------------------------
(Address of principal executive offices)                         Zip Code


Registrant's telephone number, including area code       (805) 566-2000
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

            Yes    X                                     No
               ---------                                   ---------

     The number of shares outstanding of Registrant's common stock as of April 23, 1999 was 5,289,699.

                            PULSEPOINT COMMUNICATIONS


                                TABLE OF CONTENTS



                                                                Page Number
                                                                -----------

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Consolidated Balance Sheets as of March 31, 1999        1
            and December 31, 1998

            Consolidated Statements of Operations for the           2
            Three Months ended March 31, 1999
            and March 31, 1998

            Consolidated Statements of Cash Flows for the           3
            Three Months ended March 31, 1999
            and March 31, 1998

            Notes to Consolidated Financial Statements              4

   Item 2.  Management's Discussion and Analysis of                 8
            Financial Condition and Results of Operations


PART II.    OTHER INFORMATION

   Item 1.  Legal proceedings                                      11

   Item 4.  Submission of Matters to a Vote of Security Holders    12

   Item 6.  Exhibits and Reports on Form 8-K                       12

            Signatures                                             13

                         PART I - FINANCIAL INFORMATION

                            PULSEPOINT COMMUNICATIONS
                            -------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      (In thousands, except per share data)


                                                        MARCH 31,   DECEMBER 31,
                                                          1999          1998
===============================================================================
                                                      (Unaudited)
ASSETS
-------------------------------------------------------------------------------
Current assets:
     Cash, cash equivalents and pledged cash            $  9,235      $ 11,473
     Accounts receivable, less allowance for doubtful
        accounts of $598 and $725 at March 31, 1999 and
        December 31, 1998, respectively                    5,338         4,215
     Inventories, net                                      8,547         7,652
     Other current assets                                    596           516
-------------------------------------------------------------------------------
         Total current assets                             23,716        23,856

Property and equipment, at cost:
     Computers and other equipment                        11,137        10,334
     Furniture and fixtures                                  999           999
     Leasehold improvements                                1,910         1,955
-------------------------------------------------------------------------------
                                                          14,046        13,288
     Less accumulated depreciation and amortization       (9,629)       (9,046)
-------------------------------------------------------------------------------
                                                           4,417         4,242
Other assets:
     Investment securities                                 1,006         1,101
     Other assets                                          1,225         1,328
-------------------------------------------------------------------------------
        Total other assets                                 2,231         2,429
-------------------------------------------------------------------------------
Total assets                                            $ 30,364      $ 30,527
===============================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
Current liabilities:
     Credit line                                        $  2,880      $    540
     Notes payable, current                                  881           613
     Accounts payable                                      4,743         5,335
     Accrued payroll and related                           2,212         2,264
     Other accrued liabilities                             2,323         3,115
-------------------------------------------------------------------------------
        Total current liabilities                         13,039        11,867
Trade-in allowance                                         1,419         1,360
Notes payable, long-term                                   1,849         1,498
Commitments and contingencies
Shareholders' equity:
     Preferred stock, 15,000,000 shares authorized:
        Series A, no par value, no shares issued and
        at March 31, 1999 and December 31, 1998                -             -
        Series B, no par value, 3,312,534 and 3,333,334
        shares issued and outstanding at March 31, 1999
        and December 31, 1998, respectively               24,567        24,723
     Common stock, no par value - 50,000,000 shares
        authorized, 5,289,699 and 5,237,699 shares issued
        and outstanding at March 31, 1999 and
        December 31, 1998, respectively                   69,976        69,820
     Accumulated deficit                                 (80,486)      (78,741)
-------------------------------------------------------------------------------
        Total shareholders' equity                        14,057        15,802
-------------------------------------------------------------------------------
Total liabilities & shareholders' equity                $ 30,364      $ 30,527
===============================================================================
See accompanying notes.

                            PULSEPOINT COMMUNICATIONS
                            -------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                      (In thousands, except per share data)


---------------------------------------------------------------------------
                                                 MARCH 31,        MARCH 31,
                                                   1999             1998
===========================================================================
                                               (Unaudited)      (Unaudited)

Net sales                                        $  7,091         $  4,200
Cost of sales                                       2,877            1,878
---------------------------------------------------------------------------
Gross margin                                        4,214            2,322
---------------------------------------------------------------------------

Selling, general and administrative expenses        2,746            3,519
Engineering and development expenses                3,149            2,644
---------------------------------------------------------------------------

Total operating expense                             5,895            6,163
---------------------------------------------------------------------------
Loss from operations                               (1,681)          (3,841)
Interest and other income (expense), net              (64)             205
---------------------------------------------------------------------------

Loss before provision for income taxes             (1,745)          (3,636)
Provision for income taxes                              -                -
---------------------------------------------------------------------------
Net  loss and comprehensive loss                 $ (1,745)        $ (3,636)
===========================================================================

Loss per common share - basic and diluted        $  (0.33)        $  (0.71)

Weighted average common and common
equivalent  shares outstanding                      5,266            5,141
===========================================================================
See accompanying notes.

                            PULSEPOINT COMMUNICATIONS
                            -------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                 (In thousands)



---------------------------------------------------------------------------
                                                 MARCH 31,        MARCH 31,
                                                   1999             1998
===========================================================================
                                               (Unaudited)      (Unaudited)

Cash flows from operating activities:
Net loss                                         $ (1,745)        $ (3,636)
Adjustments to reconcile net loss
    to net cash used in operations:
       Depreciation and amortization                  777              657
       Provision for losses on accounts
       receivable                                    (130)              75
       Provision for losses on inventory              134               40
       Changes in operating assets and
       liabilities:
           Accounts receivable                       (993)            (257)
           Inventories                             (1,029)            (463)
           Other current assets                       (80)             (13)
           Other assets                               (91)              28
           Accounts payable                          (592)            (212)
           Accrued payroll and related                (52)            (281)
           Trade-in allowance                          59                -
           Other accrued liabilities                 (792)            (586)
---------------------------------------------------------------------------
               Net cash used in operations         (4,534)          (4,648)
---------------------------------------------------------------------------

Cash flows from investing activities:
    (Increase) decrease in investment
    securities                                         95                -
    Additions to property and equipment              (758)            (367)
---------------------------------------------------------------------------
               Net cash used in investing
               activities                            (663)            (367)
---------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt          768                -
    Principal payments of long-term debt             (149)               -
    Proceeds from issuance of common stock              -                9
    Net proceeds from line of credit                2,340              351
---------------------------------------------------------------------------
               Net cash provided by financing
               activities                           2,959              360
---------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents    (2,238)          (4,655)
Cash and equivalents at beginning of period        11,473           20,973
---------------------------------------------------------------------------
Cash and equivalents at end of period            $  9,235         $ 16,318
===========================================================================
See accompanying notes.

                            PULSEPOINT COMMUNICATIONS
                            -------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                 MARCH 31, 1999
                                 --------------

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

     PRINCIPLES OF CONSOLIDATION. In September 1998, the names of the corporation's wholly-owned subsidiaries DGSD Malaysia Corporation and Digital Sound International Corporation were changed, respectively, to PulsePoint Communications Malaysia Corporation and PulsePoint Communications International Corporation. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, as noted above. All significant intercompany transactions and balances have been eliminated.

     SHORT TERM INVESTMENTS. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). The Company adopted the provisions of SFAS 115 for investments held as of December 31, 1995. The adoption had no effect on the financial statements. Short-term investments (principally commercial paper and discount notes with maturity dates generally within 90 days that are considered cash equivalents) are classified as "held to maturity" based on the Company's positive intent and ability to hold the securities until maturity. The securities are presented at amortized cost which approximates fair value. Amortization and interest on securities classified as "held to maturity" are included in investment income.

     COMPREHENSIVE INCOME (LOSS). As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new rules for the reporting and display of comprehensive income (loss) and its components; however, the adoption of SFAS 130 had no impact on the Company's financial statements.

     CASH, CASH EQUIVALENTS AND PLEDGED CASH. The Company considers as cash equivalents only those investments that are short-term, highly liquid, readily convertible to cash, and so near their maturity that they present insignificant risk of changes in value because of changes in interest rates. The Company classifies as cash equivalents only those investments with maturities of three months or less. Pledged cash consists of funds deposited under lease agreements with BancBoston Leasing Inc. and Mellon US Leasing which become available within 90 days.

     RECLASSIFICATION. Certain data in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

     These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Form 10-K for the fiscal year ended December 31, 1998, as filed with the Securities and Exchange Commission.


NOTE 2.  Segment Information
----------------------------

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

     Enterprise-wide information required by SFAS 131 is as follows:

     Revenue by product or service:

-------------------------------------------------------------------------------
(In thousands)                                            Three Months Ended
-------------------------------------------------------------------------------
                                                        MARCH 31,     MARCH 31,
                                                          1999          1998
===============================================================================
                                                      (Unaudited)   (Unaudited)

    Voice Information Services (VIS)                    $  6,238      $  3,055
    Customer Premises Equipment (CPE)                        853         1,145
-------------------------------------------------------------------------------
                                                        $  7,091      $  4,200
===============================================================================

     Revenue by geographic area (based on domicile of customer):

-------------------------------------------------------------------------------
(In thousands)                                            Three Months Ended
-------------------------------------------------------------------------------
                                                        MARCH 31,     MARCH 31,
                                                          1999          1998
===============================================================================
                                                      (Unaudited)   (Unaudited)

    Domestic                                            $  6,904      $  4,196
    International                                            187             4
-------------------------------------------------------------------------------
                                                        $  7,091      $  4,200
===============================================================================

     All of the Company's long-lived assets are located in the United States.


NOTE 3.  Inventories
--------------------

     Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method) or market:


-------------------------------------------------------------------------------
(In thousands)                                          MARCH 31,   DECEMBER 31,
                                                          1999          1998
===============================================================================
                                                      (Unaudited)

Raw material and purchased parts                        $  5,368      $  6,399
Work-in-process                                              967           751
Finished goods                                             2,212           502
-------------------------------------------------------------------------------
                                                        $  8,547      $  7,652
===============================================================================

NOTE 4.  Debt
-------------

     The Company's Security and Loan Agreement (the "Credit Line") with Imperial Bank was due to mature on February 26, 1999. In order to provide sufficient time to negotiate and document a renewal, the Company received an extension of the maturity date to March 29, 1999. On March 31, 1999, the Company renewed the Credit Line to September 30, 1999. At February 28, 1999 and March 31, 1999, the Company was in violation of one of the covenants of the Credit Line and has received one-time waivers from the bank of these covenant violations. The waivers eliminated any restricted access to the Credit Line that might have otherwise been imposed due to the covenant violations. Continued access to the Credit Line is subject to the Company's compliance with monthly and quarterly covenant calculations. The Company expects to comply with future covenant requirements, though no assurance can be provided that this will be the case. If compliance does not occur, the Company would seek an additional waiver or to procure alternative financing sources, though no assurance can be provided that such could be accomplished on terms favorable to the Company, if at all.


NOTE 5.  Equity
---------------

Common and Common Equivalent Stock
----------------------------------

     At March 31, 1999, there were 5,289,699 shares of the Company's Common Stock outstanding and 10,003,793 shares of common stock equivalents, as follows:


                                                        Number of Common Shares
                                                     Outstanding and Potentially
                                                        Issuable Common Shares
                                                     ---------------------------

  (A) Common Stock outstanding                                        5,289,699
  (B) Conversion of Series B Convertible Preferred Stock  8,281,335
  (C) Options granted - 1983 Stock Option Plan            1,410,750
  (D) Options granted -  Directors' Stock Option Plan        61,400
  (E) Warrants                                              250,308
                                                            -------
              Additional shares potentially issuable                 10,003,793
                                                                     ----------
              Total potential shares of Common Stock                 15,293,492
                                                                     ==========


(A)  Number of shares of Common Stock outstanding at March 31, 1999.

(B) Shares of Common Stock issuable upon conversion of the Company's Series B Convertible Preferred Stock outstanding at March 31, 1999.

(C) Number of shares of Common Stock issuable pursuant to options granted under the Company's 1983 Stock Option Plan (assuming full vesting). Note: Of these 1,410,750 options, 310,276 have exercise prices below the Company's March 31, 1999 closing stock price of $4.19.

(D) Number of shares of Common Stock issuable pursuant to options granted under the Company's Directors' Option Plan (assuming full vesting). Note: Of these 61,400 options, 5,000 have exercise prices below the Company's March 31, 1999 closing stock price of $4.19.

(E) Warrants to purchase the Company's Common Stock at March 31, 1999, composed of 100,000 warrants issued to Imperial Bank, 73,846 warrants issued to Transamerica Business Credit Corporation, 18,462 warrants issued to Priority Capital and 58,000 warrants issued to NEXTLINK Communications, Inc.


Reverse Split of Common Stock
-----------------------------

     On April 10, 1998, the Company's Shareholders approved and on April 20, 1998, the Company effected a 1 for 4 reverse split of the Company's Common Stock. In accordance with SAB 83, the financial statements and footnote disclosure reflects the reverse stock split for all reporting periods. In addition, the calculations of earnings (loss) per share have given effect to the reverse stock split.

Warrants
--------

     In January 1999, the Company entered into an agreement with Leap Wireless International, Inc. ("Leap"), whereby warrants to purchase the Company's Common Stock will be issued to Leap upon certain EAP purchase milestones by Leap or a Leap affiliate. At March 31, 1999 Leap had not made any EAP purchases from the Company. The Company entered into a similar agreement with NEXTLINK Communications, Inc. in 1998.


NOTE 6.  Per Share Information
------------------------------

     Earnings (loss) per common and common equivalent share are computed based upon the weighted average number of outstanding shares of common stock and common stock equivalents. Antidilutive common stock equivalents were excluded from this calculation for the periods in which a loss was incurred.


NOTE 7.  Subsequent Events
--------------------------

     The annual meeting of shareholders for the Company was held on April 23, 1999. The shareholders approved all of the proposals as stated in the 1999 Proxy Statement, which were:


     1. The election of the Directors of the Company;

     2. An increase in the number of shares of Common Stock available under the Company's 1983 Stock Option Plan from 2,375,000 to 2,625,000 shares;

     3. An increase in the number of shares of Common Stock available under the Company's Employee Stock Purchase Plan from 500,000 to 675,000 shares.


     Prior to the meeting of shareholders, Cameron D. Myhrvold informed the Company that he no longer wished to stand for election to a seat on the Company's Board of Directors.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998
-------------------------------------------------------------------------------

     Net sales increased 69% from $4.2 million in 1998 to $7.1 million in 1999. Consistent with the Company's focus on the Voice Information Services ("VIS") market, sales to network service providers totaled $6.2 million, or 87%, of the sales for the first three months of 1999, compared with sales of $3.1 million, or 74%, of sales during the same period in 1998. Sales to the Customer Premise Equipment ("CPE") market represented the remaining $0.9 million, or 13%, of sales in the first three months of 1999, compared with $1.1 million, or 26%, of sales during the same period in 1998.

     Gross margin as a percentage of net sales increased to 59% in the 1999 period as compared to 55% for the same period in 1998. The gross margin improvement resulted from higher production volumes, which allowed for the wider spreading of fixed costs, coupled with an increase in the number of larger system sales.

     Selling, general and administrative expenses decreased from $3.5 million in the 1998 period to $2.7 million in the 1999 period as the Company continued company-wide cost control measures. As a result of these controls and the higher volume in net sales, selling, general and administrative expenses were lower as a percentage of sales (39%) in the 1999 quarter as compared to the 1998 quarter (84%).

     Engineering and development expenses increased from $2.6 million in the 1998 quarter to $3.1 million in 1999. Engineering and development expenses reflect the Company's strategy of continued investment in new product development and product enhancements. As a result of the higher volume in net sales in 1999, engineering and development expenses were lower as a percentage of sales in 1999 (44%) as compared to 1998 (63%).

     There was no provision for income taxes in the first quarter of 1999 or 1998 due to the losses from operations.

     As a result of the above, the Company's net loss for the three months ended March 31, 1999 was $1.7 million, an improvement of 53% as compared to a net loss of $3.6 million for the comparable period last year.

Factors That May Affect Future Results
--------------------------------------

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. These risks are discussed in the Company's 1998 Annual Report to Shareholders and incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     For the past several years, the Company has relied upon sales and services related to its VoiceServer family of products. In February 1998, the Company introduced its new product line, the PulsePoint(TM) Enhanced Application Platform ("EAP"). The EAP is a carrier-grade, internet-ready open-system enhanced services solution based on Microsoft(R) Windows NT(TM) Server. It is designed for the messaging needs of small- to large-sized network service providers and resellers. Its architecture supports a wide variety of port capacities from tens to thousands of ports.

     In July 1998, the Company announced the renewal of its multi-year contract with GTE. As part of that renewal, GTE provided a $50 million minimum purchase commitment, subject to the Company meeting certain delivery milestones. Also in July 1998, the Company announced that one of those milestones had been missed and as such, GTE now has the option of choosing to reduce, cancel, or maintain the purchase commitment clause within the overall contract. Through April 27, 1999, no action has been taken to modify the purchase commitment clause. The Company also announced in July 1998 that the EAP was in integration testing and standardization at GTE and in February 1999 the Company announced that GTE had completed testing and standardization of the EAP. The Company continues to maintain its goal of deployment of the EAP with GTE and other customers, but there can be no assurance that this goal will be achieved.

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

     The Company believes that its current products are either Year 2000 compliant or that Year 2000 compliant solutions are available for the products. Although the Company has not received any customer complaints, there can be no assurance that such complaints will not be received. The Company has also been developing a new product line, the EAP. The EAP is a carrier-grade and open-systems based product that integrates many third party components, including, but not limited to, software. The Company has tested the EAP under its published functionality that is described in the documentation set that accompanies the EAP when purchased ("Published Functionality") to determine the system's overall Year 2000 readiness status. The Company believes that it has utilized tests sufficient to test Year 2000 compliance, and that the EAP is Year 2000 compliant. However, the Company has not tested each third party product separately from its integration into the EAP. Although the Company believes that its testing procedures are adequate to identify potential Year 2000 problems relating to the Published Functionality, there is the possibility that such a problem could have remained undetected. If an aspect of a third party product that relates to the Published Functionality remains non-Year 2000 compliant, the non-compliance of such products could have material adverse effects upon the operations of the Company.

     In addition, the Company is aware that some third party vendors have identified Year 2000 compliance issues in their products. The issues that have been identified relating to those third party software products do not affect the EAP with regard to Year 2000 compliance based upon the Published Functionality of the EAP. Should the EAP be utilized in a manner other than its Published Functionality, these third party software issues may affect the EAP's performance.

     In 1997, the Company replaced its primary internal accounting, manufacturing, and inventory systems with a new system which the vendor warrants is Year 2000 compliant. The Company is approximately 80% complete with its testing of other internal systems and imbedded processors. These include, among many others, the Company's payroll, internal networking, engineering development and office security systems. The systems with which the Company performs warranty, maintenance and support services have been warranted by the vendors as being Year 2000 compliant. The Company expects to complete testing of the remaining 20% and to have repaired or replaced any mission critical business systems found to be non-Year 2000 compliant by June 30, 1999. The Company will continue to remediate non-mission critical business systems through September 30, 1999 in accordance with The Program.

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

     The Company expects the total cost of The Program to be approximately $0.8 million. To date, the Company has incurred approximately $0.6 million of these costs. Should the Company encounter unexpected problems in any area of compliance with the Year 2000 Problem, this amount could be substantially increased. With the exception of non-mission critical business systems and the contingency plan, the Company currently plans to have The Program completed not later than June 30, 1999, which is prior to any anticipated impact on the Company's operating systems. The Company anticipates that The Program for some non-mission critical business systems will not be completed until September 30, 1999. While the Company does not expect the Year 2000 Problem to cause any significant operational problems, there can be no assurance that such problems will not occur. As part of The Program, the Company is working to develop the most reasonably likely worst case scenario after which the Company will develop a contingency plan ("Contingency Plan"). The anticipated completion date for assessing the worst case scenario is June 30, 1999. The anticipated completion date for the Contingency Plan is September 30, 1999.

Liquidity and Capital Resources
-------------------------------

     For the three months ended March 31, 1999, net working capital decreased by $1.3 million to $10.7 million compared to $12.0 million at December 31, 1998. The decrease in working capital resulted principally from a reduction in cash of $2.2 million, an increase in accounts receivable of $1.1 million, an increase in inventory of $0.9 million, an increase in amounts borrowed under the Company's Credit Line of $2.3 million, and a decrease in accounts payable and accrued liabilities of $1.4 million.

     At March 31, 1999, the Company had cash, cash equivalents and pledged cash of $9.2 million and $2.7 million of long-term debt, $0.9 million of which was due within twelve months. The Company's borrowings under the Credit Line were $2.9 million, which was the maximum permissible borrowings under the agreement. The Credit Line matures on September 30, 1999. The Company anticipates that it will seek to renew the Credit Line, but there can be no assurance that the line will be renewed at that time. For the three months ended March 31, 1999, net cash used by operations was $4.5 million, and capital expenditures were $0.8 million. The Company has never paid any cash dividends on its stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

                           PART II - OTHER INFORMATION

                            PULSEPOINT COMMUNICATIONS


Item 1.  Legal Proceedings
         -----------------

     As reported in Note 11 to the Company's financial statements included in the Company's 1997 Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997, the Company is involved in patent litigation with Theis Research, Inc. ("Theis"). This action was stayed pending resolution of Theis' patent infringement action against Octel Communications Corporation (now a division of Lucent Technologies) and Northern Telecom Inc. In 1997, the U.S. Court of Appeals affirmed a district court's decision that the claims of the five patents Theis asserted against both Octel and Northern Telecom were each either invalid, not infringed or both. Theis' writ of certiorari to the U.S. Supreme Court was denied on June 26, 1998, exhausting Theis' appeals. On September 29, 1998, the district court entered a judgment that the claims of a sixth patent asserted against Northern Telecom are invalid. Theis filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit on October 29, 1998. Theis has now requested a Case Management Conference and the court has set a date for this conference to discuss the status of the case.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     a) The Annual Meeting of Shareholders of PulsePoint Communications was held on April 23, 1999.

     b) Matters voted on at the meeting and votes cast on each were as follows:

                                                       VOTES
                                   --------------------------------------------
                                                           Withhold
                                      For                  Authority
                                   ----------              ----------
      1. To elect directors of the Company.

         John D. Beletic           12,280,298               267,279
         Bandel L. Carano          12,281,148               266,429
         Scot B. Jarvis            12,280,898               266,679
         Cameron D. Myhrvold       12,280,923               266,654
         Mark C. Ozur              12,277,778               269,799
         Frederick J. Warren       12,281,073               266,504


                                                                         Broker
                                      For       Against     Abstain    Non-Votes
                                   ----------  ----------  ----------  ---------

      2. To approve an              9,313,150    369,448     33,404    2,831,575
         amendment to the
         Company's 1983 Stock
         Option Plan to increase
         the number of shares of
         the Company's Common
         Stock available under
         the Plan from 2,375,000
         to 2,625,000 shares.

      3. To approve an              9,583,219    101,741     31,042    2,831,575
         amendment to the
         Company's Employee Stock
         Purchase Plan to
         increase the number of
         shares of the Company's
         Common Stock available
         under the Plan from
         500,000 to 675,000
         shares.



Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

     a) Exhibits
        --------

10.26 Warrant Agreement between the Company and Leap Wireless International, Inc. dated January 21, 1999.

10.27 Third Amendment to Security and Loan Agreement, Domestic Credit and Addendum thereto, by and between the Company and Imperial Bank, dated March 31, 1999.

10.28 Third Amendment to Credit Terms and Conditions, by and between the Company and Imperial Bank, dated March 31, 1999.

     b) Reports on Form 8-K
        -------------------

        No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 1999.



                                          PULSEPOINT COMMUNICATIONS


                                          By:    /s/ Mark C. Ozur
                                             ---------------------------
                                             Mark C. Ozur
                                             President, Chief Executive Officer


                                          By:    /s/ B. Robert Suh
                                             ---------------------------
                                             B. Robert Suh
                                             Vice President, Finance and
                                             Chief Financial Officer