Form 10-Q
period 1999-06-30
PULSEPOINT COMMUNICATIONS
filed 1999-07-27
CIK 718576

FORM 10-Q
                                    ---------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549



(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange

    Act of 1934


    For the quarterly period ended June 30, 1999

                                       or

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

     The number of shares outstanding of Registrant's common stock as of July 25, 1999 was 8,043,384.

                           PULSEPOINT COMMUNICATIONS
                           -------------------------

                               TABLE OF CONTENTS
                               -----------------


                                                                Page Number
                                                                -----------

PART I.     FINANCIAL INFORMATION

   Item 1.  Financial Statements:

            Consolidated Balance Sheets as of June 30, 1999         1
            and December 31, 1998

            Consolidated Statements of Operations for the           2
            Three months and Six months ended June 30, 1999
            and June 30, 1998

            Consolidated Statements of Cash Flows for the           3
            Six months ended June 30, 1999 and June 30, 1998

            Notes to Consolidated Financial Statements              4

   Item 2.  Management's Discussion and Analysis of                 8
            Financial Condition and Results of Operations


PART II.    OTHER INFORMATION

   Item 1.  Legal proceedings                                      12

   Item 6.  Exhibits and Reports on Form 8-K                       12

            Signatures                                             13


                         PART I - FINANCIAL INFORMATION

                            PULSEPOINT COMMUNICATIONS
                            -------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                      (In thousands, except per share data)

                                                        JUNE 30,    DECEMBER 31,
                                                          1999          1998
===============================================================================
                                                      (Unaudited)
ASSETS
-------------------------------------------------------------------------------
Current assets:
     Cash, cash equivalents and pledged cash            $  6,830      $ 11,473
     Accounts receivable, less allowance for doubtful
        accounts of $598 and $725 at June 30, 1999 and
        December 31, 1998, respectively                    5,405         4,215
     Inventories, net                                      7,307         7,652
     Other current assets                                    545           516
-------------------------------------------------------------------------------
         Total current assets                             20,087        23,856

Property and equipment, at cost:
     Computers and other equipment                        11,397        10,334
     Furniture and fixtures                                  999           999
     Leasehold improvements                                1,931         1,955
-------------------------------------------------------------------------------
                                                          14,327        13,288
     Less accumulated depreciation and amortization       (9,933)       (9,046)
-------------------------------------------------------------------------------
                                                           4,394         4,242
Other assets:
     Investment securities                                   653         1,101
     Other assets                                          1,075         1,328
-------------------------------------------------------------------------------
        Total other assets                                 1,728         2,429
-------------------------------------------------------------------------------
Total assets                                            $ 26,209      $ 30,527
===============================================================================

LIABILITIES & SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------
Current liabilities:
     Credit line                                        $  1,990      $    540
     Notes payable, current                                  877           613
     Accounts payable                                      3,844         5,335
     Accrued payroll and related                           2,201         2,264
     Other accrued liabilities                             1,708         3,115
-------------------------------------------------------------------------------
        Total current liabilities                         10,620        11,867
Trade-in allowance                                         1,656         1,360
Notes payable, long-term                                   1,619         1,498
Commitments and contingencies
Shareholders' equity:
     Preferred stock, 15,000,000 shares authorized:
        Series A, no par value, no shares issued and
        outstanding at June 30, 1999 and December 31, 1998    -             -
        Series B, no par value, 3,208,534 and 3,333,334
        shares issued and outstanding at June 30, 1999
        and December 31, 1998, respectively               23,787        24,723
     Common stock, no par value - 50,000,000 shares
        authorized, 5,577,728 and 5,237,699 shares issued
        and outstanding at June 30, 1999 and
        December 31, 1998, respectively                   70,881        69,820
     Accumulated deficit                                 (82,354)      (78,741)
-------------------------------------------------------------------------------
        Total shareholders' equity                        12,314        15,802
-------------------------------------------------------------------------------
Total liabilities & shareholders' equity                $ 26,209      $ 30,527
===============================================================================
See accompanying notes.

                            PULSEPOINT COMMUNICATIONS
                            -------------------------
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      ------------------------------------
                      (In thousands, except per share data)

                                                   Three Months Ended           Six Months Ended
---------------------------------------------------------------------------------------------------
                                                  June 30,      June 30,      June 30,      June 30,
                                                    1999          1998          1999          1998
===================================================================================================
                                                                     (Unaudited)

Net sales                                        $  7,488      $  6,842      $ 14,579      $ 11,043
Cost of sales                                       3,405         3,875         6,282         5,754
---------------------------------------------------------------------------------------------------
Gross margin                                        4,083         2,967         8,297         5,289
---------------------------------------------------------------------------------------------------

Selling, general and administrative expenses        2,538         3,767         5,283         7,287
Engineering and development expenses                3,360         2,534         6,510         5,178
---------------------------------------------------------------------------------------------------

   Total operating expense                          5,898         6,301        11,793        12,465
---------------------------------------------------------------------------------------------------
Loss from operations                               (1,815)       (3,334)       (3,496)       (7,176)
Interest and other income (expense), net              (53)          189          (117)          395
---------------------------------------------------------------------------------------------------

Loss before provision for income taxes             (1,868)       (3,145)       (3,613)       (6,781)
Provision for income taxes                             -             -             -             -
---------------------------------------------------------------------------------------------------
Net  loss and comprehensive loss                 $ (1,868)     $ (3,145)     $ (3,613)     $ (6,781)
===================================================================================================

Loss per common share - basic and diluted        $  (0.34)     $  (0.61)     $  (0.67)     $  (1.31)

Weighted average common and common
equivalent  shares outstanding                      5,425         5,172         5,346         5,157
===================================================================================================
See accompanying notes.

                            PULSEPOINT COMMUNICATIONS
                            -------------------------
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------
                                 (In thousands)


---------------------------------------------------------------------------
                                                 JUNE 30,         JUNE 30,
                                                   1999             1998
===========================================================================
                                               (Unaudited)      (Unaudited)

Cash flows from operating activities:
Net loss                                         $ (3,613)        $ (6,781)
Adjustments to reconcile net loss
    to net cash used in operations:
       Depreciation and amortization                1,264            1,314
       Provision for losses on accounts
       receivable                                    (127)             110
       Provision for losses on inventory              214              150
       Changes in operating assets and
       liabilities:
           Accounts receivable                     (1,063)          (1,986)
           Inventories                                131             (921)
           Other current assets                       (29)              23
           Other assets                              (108)               -
           Accounts payable                        (1,490)              34
           Accrued payroll and related                (62)            (559)
           Trade-in allowance                         296                -
           Other accrued liabilities               (1,408)             241
---------------------------------------------------------------------------
               Net cash used in operations         (5,995)          (8,375)
---------------------------------------------------------------------------

Cash flows from investing activities:
    (Increase) decrease in investment
    securities                                        448               (9)
    Additions to property and equipment            (1,039)            (675)
---------------------------------------------------------------------------
               Net cash used in investing
               activities                            (591)            (684)
---------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt          768                -
    Principal payments of long-term debt             (383)               -
    Proceeds from issuance of common stock            108              284
    Net proceeds from line of credit                1,450              671
---------------------------------------------------------------------------
               Net cash provided by financing
               activities                           1,943              955
---------------------------------------------------------------------------

Net increase (decrease) in cash and equivalents    (4,643)          (8,104)
Cash and equivalents at beginning of period        11,473           20,973
---------------------------------------------------------------------------
Cash and equivalents at end of period            $  6,830         $ 12,869
===========================================================================
See accompanying notes.

                            PULSEPOINT COMMUNICATIONS
                            -------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                  JUNE 30, 1999
                                  -------------

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

     In October 1997, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 97-2, "Software Revenue Recognition" ("SOP 97-2"). SOP 97-2 establishes standards relating to the recognition of all aspects of software revenue. SOP 97-2 is effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company adopted the provisions of SOP 97-2 as of June 30, 1998. The adoption had no effect on the financial statements.

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

     Enterprise-wide information required by SFAS 131 is as follows:

     Revenue by product or service:

-------------------------------------------------------------------------------
                                   Three Months Ended       Six Months Ended
-------------------------------------------------------------------------------
(In thousands)                     June 30,    June 30,    June 30,    June 30,
                                     1999        1998        1999        1998
===============================================================================
                                 (Unaudited) (Unaudited) (Unaudited) (Unaudited)

Voice Information Services (VIS)  $  6,419    $  5,973    $ 12,657    $  9,029
Customer Premises Equipment (CPE)    1,069         869       1,922       2,014
-------------------------------------------------------------------------------
                                  $  7,488    $  6,842    $ 14,579    $ 11,043
===============================================================================

     Revenue by geographic area (based on domicile of customer):

-------------------------------------------------------------------------------
                                   Three Months Ended       Six Months Ended
-------------------------------------------------------------------------------
(In thousands)                     June 30,    June 30,    June 30,    June 30,
                                     1999        1998        1999        1998
===============================================================================
                                 (Unaudited) (Unaudited) (Unaudited) (Unaudited)

Domestic                          $  7,460    $  6,727    $ 14,364    $ 10,924
International                           28         115         215         119
-------------------------------------------------------------------------------
                                  $  7,488    $  6,842    $ 14,579    $ 11,043
===============================================================================

     All of the Company's long-lived assets are located in the United States.


NOTE 3.  Inventories
--------------------

     Inventories are stated at the lower of standard cost (which approximates the first-in, first-out method) or market:

-------------------------------------------------------------------------------
(In thousands)                                           JUNE 30,   DECEMBER 31,
                                                          1999          1998
===============================================================================
                                                      (Unaudited)

Raw material and purchased parts                        $  4,573      $  6,399
Work-in-process                                               43           751
Finished goods                                             2,691           502
-------------------------------------------------------------------------------
                                                        $  7,307      $  7,652
===============================================================================

NOTE 4.  Debt
-------------

     On March 31, 1999, the Company's Security and Loan Agreement (the "Credit Line") with Imperial Bank was renewed to September 30, 1999. At June 30, 1999, the Company was in violation of one of the covenants of the Credit Line and has received a one-time waiver from the bank of this covenant violation. The waiver eliminated any restricted access to the Credit Line that might have otherwise been imposed due to the covenant violation. Continued access to the Credit Line is subject to the Company's compliance with monthly and quarterly covenant calculations. If compliance does not occur, the Company would seek an additional waiver or to procure alternative financing sources, though no assurance can be provided that such could be accomplished on terms favorable to the Company, if at all.


NOTE 5.  Equity
---------------

Common and Common Equivalent Stock
----------------------------------

     At June 30, 1999, there were 5,577,728 shares of the Company's Common Stock outstanding and 10,761,722 shares of common stock equivalents, as follows:


                                                        Number of Common Shares
                                                     Outstanding and Potentially
                                                        Issuable Common Shares
                                                     ---------------------------

  (A) Common Stock outstanding                                        5,577,728
  (B) Conversion of Series B Convertible Preferred Stock  8,021,335
  (C) Options granted - 1983 Stock Option Plan            1,321,742
  (D) Options granted - Unisys Corporation                1,109,937
  (E) Warrants                                              264,808
  (F) Options granted - Directors' Stock Option Plan         43,900
                                                          ---------

              Additional shares potentially issuable                 10,761,722
                                                                     ----------
              Total potential shares of Common Stock                 16,339,450
                                                                     ==========



(A)  Number of shares of Common Stock outstanding at June 30, 1999.

(B) Shares of Common Stock issuable upon conversion of the Company's Series B Convertible Preferred Stock outstanding at June 30, 1999.

(C) Number of shares of Common Stock issuable pursuant to options granted under the Company's 1983 Stock Option Plan (assuming full vesting). Note: Of these 1,321,742 options, 676,608 have exercise prices below the Company's June 30, 1999 closing stock price of $5.97.

(D) Number of shares of Common Stock issuable pursuant to options granted as a condition and inducement of Unisys Corporation's willingness to enter into a merger agreement with the Company.

(E) Warrants to purchase the Company's Common Stock at June 30, 1999, composed of 100,000 warrants issued to Imperial Bank, 73,846 warrants issued to Transamerica Business Credit Corporation, 18,462 warrants issued to Priority Capital and 72,500 warrants issued to NEXTLINK Communications, Inc.

(F) Number of shares of Common Stock issuable pursuant to options granted under the Company's Directors' Option Plan (assuming full vesting). Note: Of these 43,900 options, 6,250 have exercise prices below the Company's June 30, 1999 closing stock price of $5.97.

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

Warrants
--------

     In January 1999, the Company entered into an agreement with Leap Wireless International, Inc. ("Leap"), whereby warrants to purchase the Company's Common Stock will be issued to Leap upon certain EAP purchase milestones by Leap or a Leap affiliate. At June 30, 1999 Leap had not made any EAP purchases from the Company. The Company entered into a similar agreement with NEXTLINK Communications, Inc. in 1998.


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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                     ---------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ---------------------------------------------


Results of Operations
---------------------

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998
-----------------------------------------------------------------------------

     Net sales increased 9% from $6.8 million in 1998 to $7.5 million in 1999. Consistent with the Company's focus on the Voice Information Services ("VIS") market, sales to network service providers totaled $6.4 million, or 86%, of the sales in the three month period ended June 30, 1999, compared with sales of $6.0 million, or 87%, of sales during the same period in 1998. Sales to the Customer Premise Equipment ("CPE") market represented the remaining $1.1 million, or 14%, of sales in the three month period ended June 30, 1999, compared with $0.9 million, or 13%, of sales during the same period in 1998.

     Gross margin as a percentage of net sales increased to 55% in the 1999 period as compared to 43% for the same period in 1998. The gross margin improvement resulted from higher production volumes, which allowed for the wider spreading of fixed costs, coupled with an increase in the number of larger system sales.

     Selling, general and administrative expenses decreased from $3.8 million in the 1998 period to $2.5 million in the 1999 period as the Company continued company-wide cost control measures. As a result of these controls and the higher volume in net sales, selling, general and administrative expenses were lower as a percentage of sales (34%) in the second quarter of 1999 as compared to the same quarter in 1998 (55%).

     Engineering and development expenses increased from $2.5 million in the second quarter of 1998 to $3.4 million in 1999. Engineering and development expenses reflect the Company's strategy of continued investment in new product development and product enhancements. As a result of the increased expenditures, engineering and development expenses were higher as a percentage of sales in 1999 (45%) as compared to 1998 (37%).

     There was no provision for income taxes in the second quarter of 1999 or 1998 due to the losses from operations.

     As a result of the above, the Company's net loss for the three months ended June 30, 1999 was $1.9 million, an improvement of 41% as compared to a net loss of $3.1 million for the comparable period last year.


Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998
-------------------------------------------------------------------------

     Net sales increased 32% from $11.0 million in 1998 to $14.6 million for the first six months of 1999. Consistent with the Company's focus on the Voice Information Services ("VIS") market, sales to network service providers totaled $12.7 million, or 87%, of sales during the first six months of 1999, while sales into the Customer Premise Equipment ("CPE") market represented the remaining $1.9 million, or 13%, as compared to $9.0 million, or 82%, of sales for VIS and $2.0 million, or 18%, for CPE during the same period in 1998.

     Gross margin as a percentage of net sales increased to 57% in the 1999 period as compared to 48% for the same period in 1998. The gross margin improvement resulted from higher production volumes, which allowed for the wider spreading of fixed costs, coupled with an increase in the number of larger system sales.

     Selling, general and administrative expenses decreased from $7.3 million in 1998 to $5.3 million in 1999 as the Company continued company-wide cost control measures. As a result of these controls and the higher volume in net sales, selling, general and administrative expenses were lower as a percentage of sales (36%) in 1999 as compared to 1998 (66%).

     Engineering and development expenses increased from $5.2 million in 1998 to $6.5 million in 1999. Engineering and development expenses reflect the Company's strategy of continued investment in new product development and product enhancements. As a result of the higher volume in net sales in the first six months of 1999, engineering and development expenses were lower as a percentage of sales in 1999 (45%) as compared to 1998 (47%).

     There was no provision for income taxes for the six months ended June 30, 1999 or 1998 due to the losses from operations.

     As a result of the above, the Company's net loss for the six months improved 47% from a net loss of $6.8 million for the six months ended June 30, 1998 to a $3.6 million net loss for the comparable period of 1999.


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

     In July 1998, the Company announced the renewal of its multi-year contract with GTE. As part of that renewal, GTE provided a $50 million minimum purchase commitment, subject to the Company meeting certain delivery milestones. Also in July 1998, the Company announced that one of those milestones had been missed and as such, GTE now has the option of choosing to reduce, cancel, or maintain the purchase commitment clause within the overall contract. Through July 26, 1999, no action has been taken to modify the purchase commitment clause. The Company also announced in July 1998 that the EAP was in integration testing and standardization at GTE and in February 1999 the Company announced that GTE had completed testing and standardization of the EAP. The Company continues to maintain its goal of deployment of the EAP with GTE and other customers, but there can be no assurance that this goal will be achieved.

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

     The Company sold certain equipment prior to 1992 that may still be in service but which the Company no longer supports. As the Company no longer takes responsibility for any aspect of this equipment, the Company does not believe it has any responsibility to remediate the Year 2000 Problem with regard to these systems. Though the Company does not anticipate receiving any requests for such remediation, there can be no assurance that these claims will not occur.

     The Company believes that the products it currently supports are either Year 2000 compliant or that Year 2000 compliant solutions are available for those products. Although the Company has not received any customer complaints, there can be no assurance that such complaints will not be received. The Company's newest product, the EAP, is a carrier-grade and open-systems based product that integrates many third party components, including, but not limited to, software. In the Company's previously published Year 2000 Update, the Company had tested the EAP under its Published Functionality that is described in the documentation set that accompanies the EAP when purchased ("Published Functionality"). The Company believed that the tests utilized were sufficient to determine the EAP to be Year 2000 compliant. Since that time the Company has completed a review of all of the third party software products in the EAP for Year 2000 compliance. Through this review the Company has become aware of a small percentage of third party software in the EAP with Year 2000 compliance issues. The vendors for these third party software components have Year 2000 compliant solutions available. As a result, the Company has expanded its Year 2000 testing to determine whether these products will affect the Published Functionality of the EAP. The Company believes that these tests will be adequate to identify potential Year 2000 problems relating to the Published Functionality. If necessary, the Company will apply the appropriate vendor solutions. There is the possibility that such a problem could remain undetected. If an aspect of a third party product that relates to the Published Functionality remains non-Year 2000 compliant, the non-compliance of such products could have material adverse effects upon the operations of the Company. In addition, should the EAP be utilized in a manner other than its Published Functionality, these third party software issues may affect the EAP's performance.

     In 1997, the Company replaced its primary internal accounting, manufacturing, and inventory systems with a new system which the vendor warrants is Year 2000 compliant. The Company is approximately 90% complete with its testing of other internal systems and imbedded processors. These include, among many others, the Company's payroll, internal networking, engineering development and office security systems. The systems with which the Company performs warranty, maintenance and support services have been warranted by the vendors as being Year 2000 compliant. The Company expects to complete testing of the remaining 10% and to have repaired or replaced any mission critical business systems found to be non-Year 2000 compliant by September 30, 1999. As part of The Program, the Company has developed a contingency plan for all of the mission critical business systems. The Company will continue to remediate non-mission critical business systems through December 31, 1999 in accordance with The Program.

      The Program has identified third parties with which the Company has material relationships. At July 25, 1999, all of these third parties have responded to the Company's queries regarding their Year 2000 compliance and, to date, none of these third parties have disclosed any material risk to the
Company. In many cases, the Company is not in a position to confirm independently the accuracy of the information reported by these third parties. If any of these third parties remain non-Year 2000 compliant, it could have material adverse effects upon the operations of the Company.

     The Company expects the total cost of The Program to be approximately $0.8 million. To date, the Company has incurred approximately $0.6 million of these costs. Should the Company encounter unexpected problems in any area of compliance with the Year 2000 Problem, this amount could be substantially increased. The Company currently plans to have The Program completed not later than September 30, 1999, which is prior to any anticipated impact on the Company's operating systems. While the Company does not expect the Year 2000 Problem to cause any significant operational problems, there can be no assurance that such problems will not occur.


Liquidity and Capital Resources
-------------------------------

     For the six months ended June 30, 1999, net working capital decreased by $2.5 million to $9.5 million compared to $12.0 million at December 31, 1998. The decrease in working capital resulted principally from a reduction in cash of $4.6 million, an increase in accounts receivable of $1.2 million, a decrease in inventory of $0.3 million, an increase in amounts borrowed under the Company's Credit Line of $1.5 million, an increase in the current notes payable of $0.3 million and a decrease in accounts payable and accrued liabilities of $3.0 million.

     At June 30, 1999, the Company had cash and cash equivalents of $6.8 million and $2.4 million of long-term debt, $0.8 million of which was due within twelve months. The Company's borrowings under the Credit Line were $2.0 million, which was the maximum permissible borrowing under the agreement. The Credit Line matures on September 30, 1999. The Company anticipates that it will seek to renew the Credit Line, but there can be no assurance that the line will be renewed at that time. For the six months ended June 30, 1999, net cash used by operations was $6.0 million, and capital expenditures were $1.0 million. The Company has never paid any cash dividends on its stock and anticipates that, for the foreseeable future, it will continue to retain any earnings for use in the operation of its business.

Proposed Merger
---------------

     On June 15, 1999 PulsePoint Communications and Unisys Corporation ("Unisys") announced that they had signed an agreement for Unisys to acquire the Company in a tax-free, stock-for-stock merger. The acquisition, which will be accounted for as a pooling of interests, is expected to close in the third quarter of 1999. The transaction is subject to approval by the Company's common and preferred shareholders, as well as regulatory approvals and customary closing conditions. Although the Company expects this merger to occur, there can be no assurances that this will be the case.

                           PART II - OTHER INFORMATION
                           ---------------------------

                            PULSEPOINT COMMUNICATIONS
                            -------------------------


Item 1.  Legal Proceedings
         -----------------

     As reported in Note 13 to the Company's financial statements included in the Company's 1998 Annual Report to Shareholders and incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, the Company is involved in patent litigation with Theis Research, Inc. ("Theis"). This action was stayed pending resolution of Theis' patent infringement action against Octel Communications Corporation (now a division of Lucent Technologies) and Northern Telecom Inc. In 1997, the U.S. Court of Appeals affirmed a district court's decision that the claims of the five patents Theis asserted against both Octel and Northern Telecom were each either invalid, not infringed or both. Theis' writ of certiorari to the U.S. Supreme Court was denied on June 26, 1998, exhausting Theis' appeals. On September 29, 1998, the district court entered a judgment that the claims of a sixth patent asserted against Northern Telecom are invalid. Theis filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit on October 29, 1998. On July 21, 1999, the Company filed a motion to dismiss. A hearing date has been scheduled for August 27, 1999. On July 23, 1999, the court indicated that they intend to dismiss the case without prejudice, though the Company has not received a written order as of July 26, 1999.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

     a)  Exhibits
         --------

10.29 Agreement and Plan of Merger dated as of June 14, 1999, between PulsePoint Communications, Unisys Corporation and ShellCo Inc. (incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K filed June 14, 1999).

10.30 Stock Option Agreement dated as of June 14, 1999, between Unisys Corporation and PulsePoint Communications, as Grantor (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed June 14, 1999).

10.31* Form of Voting Agreement dated as of June 14, 1999 (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed June 14, 1999).

10.32** Form of Letter Agreement (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed June 14, 1999).


       * Attached as Exhibit B to the Merger Agreement. Unisys Corporation has entered into a Voting Agreement in substantially the form filed herewith with Oak Investment Partners V, Limited Partnership; Oak Investment Partners VII, Limited Partnership; Oak Investment Partners III, A Limited Partnership; Oak VII Affiliates Fund, Limited Partnership; Oak V Affiliates Fund, Limited Partnership; and Bandel L. Carano (collectively, the "Oak Entities"); Frederick J. Warren; Microsoft Corporation; Citiventure 96 A.P. Partnership Fund, L.P.; Chancellor Private Capital Offshore Partners II, L.P.; Chancellor Private Capital Partners III, Limited Partnership; Chancellor Private Capital Offshore Partners I, C.V.; Moore Global Investments, Ltd. and Remington Investment Strategies, L.P.

      ** Unisys and PulsePoint have received letters in  substantially  the form filed herewith from the Oak Entities; Frederick J. Warren; Microsoft Corporation; Citiventure 96 A.P. Partnership Fund, L.P.; Chancellor Private Capital Offshore Partners II, L.P.; Chancellor Private Capital Partners III, Limited Partnership; Chancellor Private Capital Offshore Partners I, C.V.; Moore Global Investments, Ltd. and Remington Investment Strategies, L.P.; provided that the letter from the Oak Entities provides for the conversion of thirty three percent (33%) of the PulsePoint Preferred shares held by them.

     b)  Reports on Form 8-K
         -------------------

         During the quarter ended June 30, 1999 the Company filed a Current Report on Form 8-K, dated June 14, 1999 to report under Items 5 and 7 of such Form.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 27, 1999.



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